Form 10-K
period 1993-12-31
WISCONSIN GAS CO
filed 1994-03-30
CIK 107819

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1993
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission file number 1-7530

                              WISCONSIN GAS COMPANY
             (Exact name of registrant as specified in its charter)

                 Wisconsin                         39-0476515
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)           Identification No.)

            626 East Wisconsin Avenue
                   P.O. Box 334
              Milwaukee, Wisconsin                    53202
    (Address of principal executive offices)        (Zip Code)

         Registrant's telephone number, including area code 414-291-7000

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / X / Yes / / No.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        Aggregate market value of the voting stock held by non-affiliates of the registrant: None

       Number of shares outstanding of each of the registrant's classes of common stock, as of March 23, 1994:

              Common Stock, $8 par value               1,125 shares

                      Documents Incorporated by Reference.
WICOR, Inc. proxy statement dated March 10, 1994 (Part III)

                            Reduced Disclosure Format
The registrant meets the conditions set forth in General
Instructions (J)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format.

                               TABLE OF CONTENTS
                                                            PAGE
PART I.                                                                   1
   Item  1.    Business                                                   1

   (a)     General                                                        1
   (b)     Gas Supply and
           Pipeline Capacity                                              1

       (1)     General                                                    1
       (2)     Pipeline Capacity                                          2
       (3)     Long-Term Gas Supply                                       3
       (4)     Spot Market Gas Supply                                     3
   (c)     Employee                                                       3

   Item  2.    Properties                                                 3

   Item  3.    Legal Proceedings                                          4

   Item  4.    Submission of Matters to a Vote of
               Security Holders                                           5
PART II.                                                                  5
   Item  5.    Market for Registrant's Common Equity and
               Related Stockholder Matters                                5

   Item  6.    Selected Financial Data                                    5

   Item  7.    Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition                                                  5

   Item  8.    Financial Statements and
               Supplementary Data                                         5

   Item  9.    Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure                                       5
Part III.                                                                 6
   Item 10.    Directors and Executive Officers
               of the Registrant                                          6

   Item 11.    Executive Compensation                                     6

   Item 12.    Security Ownership of Certain
              Beneficial Owners and Management                            6

   Item 13.    Certain Relationships and Related
              Transactions                                                6
Part IV.                                                                  6
   Item 14.    Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                                     6

   (a)     Documents Filed as Part of the Report                          6

       1.  All Financial Statements and Report of
              Independent Public Accountants                              6
       2.  Financial Statement Schedules                                  6
       3.  Exhibits                                                       6

   (b)     Reports on Form 8-K                                            8

                                       (i)

                                     PART I

Item  1.   BUSINESS

(a)  General

     Wisconsin Gas Company (the "Company" or "Wisconsin Gas") is a Wisconsin corporation and a wholly-owned subsidiary of WICOR, Inc. ("WICOR") and maintains its principal executive offices in Milwaukee, Wisconsin. The Company is the largest natural gas distribution public utility in Wisconsin, where all of its business is conducted. At December 31, 1993, Wisconsin Gas distributed gas to approximately 485,000 residential, commercial and industrial customers in 487 communities throughout Wisconsin with an estimated population of 1,867,000 based on the State of Wisconsin's estimates for 1993. The Company is subject to the jurisdiction of the Public Service Commission of Wisconsin ("PSCW") as to various phases of its operations, including rates, service and issuance of securities.

     Wisconsin Gas' business is highly seasonal, particularly as to residential and commercial sales for space heating purposes, with a substantial portion of its sales occurring in the winter heating season. The following table sets forth the volumes of natural gas delivered by Wisconsin Gas to its customers.

                                                          Year Ended
                                            -------------------------------------------
                                        December 31, 1993           December 31, 1992
                                       --------------------        --------------------
                                      Thousands                   Thousands
   Customer Class                    of Therms*    Percent       of Therms*    Percent
   -----------------------           ----------   ---------      ----------   ---------
   Residential                         479,640        39.8         459,050        39.2
   Commercial                          190,600        15.8         178,400        15.2
   Large Volume Commercial
     and Industrial Firm               152,460        12.7         144,880        12.4
   Commercial and Industrial
     Interruptible                     208,490        17.3         173,880        14.9
   Transported                         174,080        14.4         213,790        18.3
                                     ----------    --------      ----------    --------
   Total Gas Purchased
     and Transported                 1,205,270       100.0       1,170,000       100.0
                                     ==========    ========      ==========    ========

*One therm equals 100,000 BTU's


     The volumes shown as transported represent customer-owned gas that was delivered by Wisconsin Gas to such customers. The remaining volumes represent quantities sold to customers by the Company.

(b)  Gas Supply and Pipeline Capacity

     (1)   General

     In recent years, the natural gas industry has undergone structural changes designed to increase competition. In 1992, the Federal Energy Regulatory Commission ("FERC") issued Order No. 636 which fundamentally restructured the interstate natural gas pipeline industry. Prior to Order No. 636, the pipelines serving Wisconsin Gas were major sellers of gas to Wisconsin Gas. They sold gas on a "bundled" or delivered-to-Wisconsin basis. Under Order No. 636, the pipelines are required to "unbundle" the sale of gas from the related transportation service. Consequently, pipelines may no longer provide the delivered-to-Wisconsin gas sales service. Rather, they must sell gas at or near the point of production in competition with other gas sellers. Under Order No. 636, purchasers such as Wisconsin Gas contract separately with one or more sellers for gas supply and with pipelines for capacity to move the gas to markets or into market area storage for future delivery. In the opinion of management, Order No. 636 will not have a material impact on Wisconsin Gas' earnings.

     The Company's principal pipeline suppliers, ANR Pipeline Company ("ANR") and Northern Natural Gas Company ("NNG"), completed the transition to unbundled service on November 1, 1993. Consequently, Wisconsin Gas has replaced all of its "bundled" pipeline services with "unbundled" firm pipeline transportation and storage services and long-term contracts with producers and marketers for firm gas supply. Thus, 1993 was a transition year in which Wisconsin Gas purchased gas supply and capacity under interim arrangements with pipeline suppliers for much of the year and under the Order No. 636 restructured regime described above for the last two months of the year. The following table sets forth the sources and volumes of gas purchased by Wisconsin Gas and volumes of customer-owned gas transported by Wisconsin Gas.

                                                              Year Ended
                                          ---------------------------------------------
                                        December 31, 1993           December 31, 1992
                                     ----------------------      ----------------------
                                    Thousands                   Thousands
                                   of Therms*       Percent    of Therms*       Percent
                                   ----------       -------    ----------       -------
   Natural Gas Purchased
        ANR                          467,544          38.8       408,230          34.9
        NNG                           20,348           1.7        17,880           1.5
        Viking                        11,917           1.0         6,990           0.6
        Term contracts
        (in excess of 30 days)       398,197          33.0             -             -
        Spot Market                  133,184          11.1       523,110          44.7
                                   ----------       -------    ----------       -------
   Total Gas Purchased             1,031,190          85.6       956,210          81.7
   Customer Gas Transported          174,080          14.4       213,790          18.3
                                   ----------       -------    ----------       -------
   Total Gas Purchased
        and Transported            1,205,270         100.0     1,170,000         100.0
                                   ==========       =======    ==========       =======

*One therm equals 100,000 BTU's.

   (2)  Pipeline Capacity

   Interstate pipelines serving Wisconsin originate in three major gas producing areas of North America: the traditional Oklahoma and Texas basins; the Gulf of Mexico off-shore from Texas and Louisiana and the adjacent on-shore producing areas of those states and western Canada. Wisconsin Gas has contracted for long-term firm capacity on a relatively equal basis from each of these areas.
This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of the Company's supply portfolio and that Canada represents an important long-term source of reliable, competitively priced gas.

   Because of the seasonal variations in gas usage in Wisconsin, Wisconsin Gas has also contracted with ANR and NNG for substantial underground storage capacity, primarily in Michigan. There is no known underground storage capability in Wisconsin. Storage enables Wisconsin Gas to optimize its overall gas supply and capacity costs. In summer, gas in excess of market demand is transported into the storage fields, and in winter, gas is withdrawn from storage and combined with gas purchased in or near the production areas ("flowing gas") to meet the increased winter market demand. As a result, Wisconsin Gas can contract for less pipeline capacity than would otherwise be necessary, and it can purchase gas on a more uniform daily basis from suppliers year-around. Each of these capabilities enables Wisconsin Gas to reduce its overall costs.

   Wisconsin Gas' firm winter daily transportation and storage capacity entitlements from pipelines under long-term contracts are set forth below.



                                                      Maximum
                                                    (Thousands
                     Pipeline                       of Therms*)
                     ---------------                -----------
                     ANR
                       Mainline                         3,175
                       Storage                          4,996
                     NNG
                       Mainline                         1,226
                       Storage                            149
                     Viking Mainline                       64
                                                    -----------
                       Total                            9,610

*One therm equals 100,000 BTU's.

     (3)   Long-Term Gas Supply

     Wisconsin Gas has long-term firm contracts with approximately 30 gas suppliers for gas produced in each of the three producing areas discussed above. The following table sets forth Wisconsin Gas' winter season maximum daily firm total gas supply.

                                                  Maximum Daily
                                                    (Thousands
                                                    of Therms*)
                                                   ------------
           Domestic flowing gas                         2,259
           Canadian flowing gas                         1,396
           Storage withdrawals                          5,157
                                                   ------------
             Total                                      8,812

*One therm equal 100,000 BTU's.

     (4)   Spot Market Gas Supply

     Wisconsin Gas expects to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. The Company has purchased spot market gas since 1985 and has supply relationships with a number of sellers from whom it purchases spot gas.

(c)  Employees

     The Company had 1,353 full-time equivalent active employees at December 31, 1993.

Item  2.   PROPERTIES

     Wisconsin Gas owns a distribution system which, on Decem-ber 31, 1993, included approximately 7,800 miles of distribution and transmission mains, 399,000 services and 488,000 active meters. The Company's distribution system consists almost entirely of plastic and coated steel pipe. The Company owns its main office building in Milwaukee, office buildings in certain other communities in which it serves, gas regulating and metering stations, peaking facilities and its major service centers, including garage and warehouse facilities. The Milwaukee and other office buildings, the principal service facilities and the gas distribution systems of Wisconsin Gas are owned by it in fee subject to the lien of its Indenture of Mortgage and Deed of Trust, dated as of November 1, 1950, under which its first mortgage bonds are issued, and to permissible encumbrances as therein defined.

Item  3.  LEGAL PROCEEDINGS

     There are no material legal proceedings pending, other than ordinary routine litigation incidental to the Company's business, to which the Company is a party, except as discussed below. There are no material legal proceedings to which any officer or director is a party or has a material interest adverse to the Company's. There are no material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which the Company is or would be a party.

     Wisconsin Gas has identified two previously owned sites on which it operated manufactured gas plants that are of environmental concern. Such plants ceased operations prior to the mid-1950's. Wisconsin Gas has engaged an environmental consultant to help determine the nature and extent of the contamination at these sites. Based on the test results obtained and the possible remediation alternatives available, the Company has estimated that cleanup costs could range from $22 million to $75 million. As of December 31, 1993, the Company has accrued $40 million for cleanup costs in addition to $1.6 million of costs already incurred. These estimates are based on current undiscounted costs. It should also be noted that the numerous assumptions such as the type and extent of contamination, available remediation techniques, and regulatory requirements which are used in developing these estimates are subject to change as new information becomes available. Any such changes in assumptions could have a significant impact on the potential liability.

     A formal remediation plan is currently being developed for presentation to the Wisconsin Department of Natural Resources ("DNR"). Following plan approval and pilot studies, remediation will commence. Barring unforeseen delays, expenditures by Wisconsin Gas on this remediation work will commence in 1994 and increase in future years as plan approvals are obtained. Expenditures over the next three years are expected to total approximately $20 million. Although most of the work and costs will be incurred in the first few years of the plan, monitoring of the sites and other necessary actions may last up to 30 years.

     Wisconsin Gas is pursuing recovery of these costs from insurance carriers. Any amounts not recoverable from insurance carriers will be allowed full recovery in rates, based on recent PSCW orders. Accordingly, the accrual has been offset by a deferred charge to a regulatory asset. Certain related investigation costs incurred to date are currently being recovered in utility rates. However, any incurred costs not yet recovered in rates are not allowed by the PSCW to earn a return. As of December 31, 1993, $1.6 million of such costs have been incurred.

     In 1992, the owner of a portion of one of the properties on which manufactured gas operations were conducted commenced suit in Federal district court against Wisconsin Gas. The suit, which was settled in 1993, generally sought indemnity and contribution under Federal statutes and alleges that Wisconsin Gas is liable for remediating the environmental conditions found to be caused by any releases of hazardous substances from the gasification activities at the site. Under the settlement, Wisconsin Gas agreed to indemnify the owner from any remediation costs attributable to the release of hazardous substances from the gasification activities on the site. In the judgment of management, the suit will not materially change Wisconsin Gas' responsibility as required by Federal and State statutes for remediating the environmental conditions found to be caused by any releases of hazardous substances from the gasification activities at the site, which ceased about 40 years ago, the cost of any remediation actions that may be required, or its ability to recover such costs in its rates or from insurers.

     Wisconsin Gas also owns a service center that is constructed on a site that was previously owned by the City of Milwaukee and was used by the City as a public dump site. The Company has conducted a site assessment at the request of the DNR and has sent the report of its assessment to the DNR. Management cannot predict whether or not the DNR will require any remediation action, nor the extent or cost of any remediation actions that may be required. In the judgment of management, any remediation costs incurred by the Company will be recoverable from the City of Milwaukee or in Wisconsin Gas' rates.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted pursuant to General Instruction J (2) (c).

                                     PART II

Item  5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

     WICOR owns all the issued and outstanding common stock of the Company. The Wisconsin Business Corporation Law, the Company's Indenture of Mortgage and Deed of Trust and the indentures supplemental thereto, and the agreements under which debt is outstanding each contain certain restrictions on the payment of dividends on common stock. By order of the PSCW, Wisconsin Gas is generally permitted to pay dividends up to the amount projected in its rate case. The Company may pay dividends in excess of the projected dividend amount so long as payment will not caused the equity ratio to fall below 48.43%. If payment of projected dividends would cause its equity ratio to fall below 43% or if payment of additional dividends would cause its equity ratio to fall below 48.43%, Wisconsin Gas must obtain PSCW approval to pay such dividends. Wisconsin Gas has projected the payment of $16 million of dividends during the 12 months ending October 31, 1994. See Note 6 to Notes to Financial Statements. The PSCW desires Wisconsin Gas to target its common equity level at 43% to 50% of total capitalization. For the year ended December 31, 1993, the Company's average common equity level was 45.16%.

     The Company paid cash dividends of $16,000,000 and $14,000,000 on common stock to WICOR in 1993 and 1992, respectively.

Item  6.   SELECTED FINANCIAL DATA

     Omitted pursuant to General Instruction J(2)(a).

Item  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION

     Reference is made to "Financial Review" included in Exhibit
13, which, insofar as it pertains to the Company, is hereby incorporated herein by reference.

Item  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements for the Company together with the report of independent public accountants are included in Part IV of this report.

Item  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change in or disagreement with the Company's independent auditors on any matter of accounting principles or practices or financial statement disclosure required to be reported pursuant to this item.


                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted pursuant to General Instruction J(2)(c).

Item 11.   EXECUTIVE COMPENSATION

     Omitted pursuant to General Instruction J(2)(c).

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

     Omitted pursuant to General Instruction J(2)(c).

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted pursuant to General Instruction J(2)(c).


                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                               ON FORM 8-K

(a)  The following documents are filed as part of the report:

     1.    All financial statements and Report of Independent Public
           Accountants.

           Statement of Income.

           Balance Sheet.

           Statement of Cash Flows.

           Statement of Common Equity.

           Statement of Capitalization.

           Notes to Financial Statements.

     2.    Financial statement schedules.

           Schedule    V    --   Property, Plant and Equipment for the
                                 Years Ended December 31, 1993, 1992 and
                                 1991.

           Schedule   VI    --   Accumulated Depreciation for the Years
                                 Ended December 31, 1993, 1992 and 1991.

           Schedule VIII    --   Valuation and Qualifying Accounts for
                                 the Years Ended December 31, 1993, 1992
                                 and 1991.

           Schedule   IX    --   Short-term Borrowings for the Years
                                 Ended December 31, 1993, 1992 and 1991.

           Schedule    X    --   Supplemental Income Statement
                                 Information for the Years Ended
                                 December 31, 1993, 1992 and 1991.

           Schedules other than those referred to above have been omitted as not applicable or not required.

     3.    Exhibits

           3.1   Wisconsin Gas Company Restated Articles of
                 Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K Annual
                 Report for 1988).

           3.2   Wisconsin Gas Company By-laws, as amended.

           4.1 Indenture of Mortgage and Deed of Trust dated as of November 1, 1950, between Milwaukee Gas Light
                 Company and Mellon National Bank and Trust Company and D. A. Hazlett, Trustees (incorporated by reference to Exhibit 7-E to the Company's
                 Registration Statement No. 2-8631).

           4.2 Eleventh Supplemental Indenture dated as of February 15, 1982, between Wisconsin Gas Company and Mellon Bank, N.A., and N. R. Smith, Trustees (incorporated by reference to Exhibit 4.5 to the Company's Form S-3 Registration Statement No. 33-43729).

           4.3 Bond Purchase Agreement dated December 31, 1981, between Wisconsin Gas Company and Teachers Insurance and Annuity Association of America relating to the issuance and sale of $30,000,000 principal amount of First Mortgage Bonds, Adjustable Rate Series due 2002 (incorporated by reference to Exhibit 4-6 to the Company's Form S-3 Registration Statement No. 33-43729).

           4.4 Indenture dated as of September 1, 1990, between Wisconsin Gas Company and First Wisconsin Trust Company, Trustee (incorporated by reference to Exhibit 4.11 to the Company's Form S-3 Registration Statement No. 33-36639).

           4.5 Officers' Certificate dated as of November 28, 1990, setting forth the terms of the Company's 9-1/8% Notes due 1997 (incorporated by reference to Exhibit
                 4.1 to the Company's Form 8-K Current Report for November 30, 1990).

           4.6 Officers' Certificate dated as of November 19, 1991, setting forth the terms of Wisconsin Gas Company's 7-1/2% Notes due 1998 (incorporated by reference to Exhibit 4.1 to Wisconsin Gas Company's Form 8-K Current Report for November 19, 1991).

           4.7 Officers' Certificate, dated as of September 15, 1993, setting forth the terms of the Company's 6.60% debentures due 2013 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K Current Report for September, 1993).

           4.8 Revolving Credit and Term Loan Agreement dated as of March 29, 1993, among Wisconsin Gas Company and the Bank of New York, Citibank, N.A., Firstar Bank of Milwaukee, N. A. Harris Trust & Savings Bank, M&I Marshall & Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q dated as of August 9, 1993).

           4.9 Loan Agreement dated as of November 4, 1991, by and among M&I Marshall & Ilsley Bank, Wisconsin Gas Company Employee's Savings Plans Trust and WICOR, Inc. (incorporated by reference to Exhibit 4.16 to the Company's Form 10-K Annual Report for 1991).

           10.1 Service Agreement dated as of January 1, 1988, among WICOR, Inc., Wisconsin Gas Company, Sta-Rite
                 Industries, Inc. and WEXCO of Delaware, Inc.
                 (incorporated by reference to Exhibit 10.1 the Company's Form 10-K Annual Report for 1988).

           10.2#   WICOR, Inc. 1987 Stock Option Plan, as amended
                   (incorporated by reference to Exhibit 4.1 to the WICOR, Inc. Form S-8 Registration Statement No. 33-67134).

           10.3# Forms of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1987 Stock Option Plan (incorporated by reference to Exhibit
                   10.20 to the Company's Form 10-K Annual Report for
                   1991).

           10.4#   WICOR, Inc. 1992 Director Stock Option Plan
                   (incorporated by reference to Exhibit 4.1 to WICOR, Inc's Form S-8 Registration No. 33-67132).

           10.5# Form of nonstatutory stock agreement used in conjunction with the WICOR, Inc. 1992 Director Stock Option Plan (incorporated by reference to
                   Exhibit 4.2 to WICOR, Inc.'s Form S-8 Registration No. 37-67132).

           10.6#   Wisconsin Gas Company Principal Officers'
                   Supplemental Retirement Income Program.

           10.7#   Wisconsin Gas Company 1994 Officers' Incentive
                   Compensation Plan.

           10.8# Wisconsin Gas Company Officers' Medical Expense Reimbursement Plan (incorporated by reference to Exhibit 10.22 to the Company's Form 10-K Annual Report in 1992).

           10.9# Wisconsin Gas Company Group Travel Accident Plan (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K Annual Report for 1992).

           10.10# Form of Deferred Compensation Agreement between Wisconsin Gas Company and certain of its officers (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K Annual Report for 1991).

           10.11# WICOR, Inc. Retirement Plan for Directors, as amended (incorporated by reference to Exhibit
                    10.25 to the Company's Form 10-K Annual Report for
                    1992).

           13    "Financial Review" portions of WICOR, Inc. 1993
                 Annual Report to Shareholders.

(b)  Reports on Form 8-K.

           No Form 8-K Current Report was filed in the fourth quarter of 1993.







# Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             WISCONSIN GAS COMPANY



Date:  March 29, 1994                        By  JOSEPH P. WENZLER
                                            -----------------------
                                               Vice President and
                                            Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the succeeding pages by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      WISCONSIN GAS COMPANY

       Signature                      Title                                    Date
       ---------               -------------------------------           ----------------
THOMAS F. SCHRADER
- ------------------
Thomas F. Schrader             President, Chief Executive
                               Officer and Director
                               (Principal Executive Officer)             March 29, 1993

JOSEPH P. WENZLER
- -----------------
Joseph P. Wenzler              Vice President and                        March 29, 1993
                               Chief Financial Officer
                               (Principal Financial and
                               Principal Accounting Officer)

WENDELL F. BUECHE
- -----------------
Wendell F. Bueche              Director                                  March 29, 1993

WILLIE D. DAVIS                Director                                  March 29, 1993
- ---------------
Willie D. Davis

JAMES L. FORBES                Director                                  March 29, 1993
- ---------------
James L. Forbes

JERE D. MCGAFFEY
- ----------------
Jere D. McGaffey               Director                                  March 29, 1993

DANIEL F. MCKEITHAN, JR.
- ------------------------
Daniel F. McKeithan, Jr.       Director                                  March 29, 1993

GUY A. OSBORN
- -------------
Guy A. Osborn                  Director                                  March 29, 1993

STUART W. TISDALE
- -----------------
Stuart W. Tisdale              Director                                  March 29, 1993

GEORGE E. WARDEBERG
- -------------------
George E. Wardeberg            Director                                  March 29, 1993

ESSIE M. WHITELAW
- -----------------
Essie M. Whitelaw              Director                                  March 29, 1993

WILLIAM B. WINTER
- -----------------
William B. Winter              Director                                  March 29, 1993

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wisconsin Gas Company:

We have audited the accompanying balance sheet and statement of capitalization of WISCONSIN GAS COMPANY (a Wisconsin corporation and a wholly owned subsidiary of WICOR, Inc.) as of December 31, 1993 and 1992, and the related statements of income, common equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Gas Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Notes 5 and 10 to Wisconsin Gas Company's Financial Statements, effective January 1, 1992, Wisconsin Gas Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental Schedules V, VI, VIII, IX, and X are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                       ARTHUR ANDERSEN & CO.

Milwaukee, Wisconsin,
February 11, 1994.

                              WISCONSIN GAS COMPANY
                               Statement of Income

                                                    Year Ended December 31,
                                               -------------------------------
                                                 1993        1992       1991
                                               -------------------------------
                                                    (Thousands of Dollars)
Operating Revenues..........................   $574,835    $495,415   $474,702
                                               --------    --------   --------
Operating Expenses:
  Purchased gas.............................    382,027     319,377    303,441
  Operations................................    102,385      91,782     92,290
  Maintenance...............................      7,279       6,952      7,313
  Depreciation..............................     27,892      25,477     23,900
  Taxes, other than income taxes............      9,063       8,548      8,274
                                               --------    --------   --------
                                                528,646     452,136    435,218
                                               --------    --------   --------

Operating Income............................     46,189      43,279     39,484
                                               --------    --------   --------

Other Income and (Deductions):
  Interest income...........................         10          51        354
  Other, net................................       (268)       (170)      (284)
                                               --------    --------   --------
                                                   (258)       (119)        70
                                               --------    --------   --------

Income Before Interest Expense..............     45,931      43,160     39,554
                                               --------    --------   --------

Interest Expense:
  First mortgage bonds and notes............     12,816      13,472     12,047
  Other.....................................      1,965       1,417        732
                                               --------    --------   --------
                                                 14,781      14,889     12,779
                                               --------    --------   --------

Income Before Income Taxes..................     31,150      28,271     26,775


Income Taxes................................     11,280      10,211      9,689
                                               --------    --------   --------

Net Income..................................   $ 19,870    $ 18,060   $ 17,086
                                               ========    ========   ========


The accompanying notes are an integral part of this statement.

/TABLE

                              WISCONSIN GAS COMPANY
                                  Balance Sheet


                                                          As of December 31,
                                                        ----------------------
                                                          1993          1992
                                                        ----------------------
                                                        (Thousands of Dollars)
Assets
- ------
Property, Plant and Equipment, at cost (Schedule V)..   $679,968      $642,863
  Less - Accumulated depreciation (Schedule VI)......    330,259       306,051
                                                        --------      --------
                                                         349,709       336,812
                                                        --------      --------
Current Assets:
  Cash and cash equivalents..........................      9,680         6,493
  Accounts receivable, less allowance for doubtful
    accounts of $7,365,000 and $5,452,000,
    respectively (Schedule VIII).....................     64,006        59,639
  Accrued utility revenues...........................     53,483        48,029
  Materials and supplies, at weighted average cost...      3,255         3,689
  Gas in storage, at weighted average cost...........     44,697         6,647
  Deferred income taxes..............................      8,280         3,312
  Prepaid taxes......................................      6,090         3,639
  Other..............................................      2,128         4,051
                                                        --------      --------
                                                         191,619       135,499
                                                        --------      --------
Deferred Charges and Other:
  Deferred systems development costs.................     38,808        36,265
  Deferred environmental costs.......................     41,641             -
  Other regulatory assets............................     57,211        58,973
  Gas transition costs...............................     15,485        25,329
  Prepaid pension costs..............................     24,418        23,117
  Other..............................................     18,321        18,635
                                                        --------      --------
                                                         195,884       162,319
                                                        --------      --------
                                                        $737,212      $634,630
                                                        ========      ========




The accompanying notes are an integral part of this statement.
/TABLE

                              WISCONSIN GAS COMPANY
                                  Balance Sheet

                                                           As of December 31,
                                                         ----------------------
                                                           1993          1992
                                                         ----------------------
                                                         (Thousands of Dollars)
Capitalization and Liabilities
- ------------------------------
Capitalization  (See accompanying statement):
  Long-term debt.......................................  $147,644      $149,487
  Preferred stock......................................         -             -
  Common equity........................................   174,646       158,551
                                                         --------      --------
                                                          322,290       308,038
                                                         --------      --------
Current Liabilities:
  Accounts payable.....................................    45,828        57,112
  Accounts payable - intercompany, net.................     5,720
(3,825)
  Refundable gas costs.................................    15,596        13,641
  Short-term borrowings (Schedule IX)..................   108,000        49,000
  Current portion of long-term debt....................     2,000         2,211
  Accrued payroll and benefits.........................     7,560         6,080
  Accrued taxes........................................     2,462         1,030
  Other................................................     3,715         4,734
                                                         --------      --------
                                                          190,881       129,983
                                                         --------      --------
Deferred Credits and Other:
  Deferred income taxes................................    43,590        43,473
  Postretirement benefit obligation....................    53,895        54,686
  Environmental remediation costs......................    40,000             -
  Other regulatory liabilities.........................    50,179        52,544
  Unamortized investment tax credit....................     8,654         9,128
  Gas transition costs.................................    15,485        25,329
  Other................................................    12,238        11,449
                                                         --------      --------
                                                          224,041       196,609
                                                         --------      --------
Commitments and Contingencies (Note 7)
                                                         --------      --------
                                                         $737,212      $634,630
                                                         ========      ========


The accompanying notes are an integral part of this statement.
/TABLE

                              WISCONSIN GAS COMPANY
                             Statement of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                                                   Year Ended December 31,
                                              --------------------------------
          (Thousands of Dollars)                1993        1992        1991
                                              --------------------------------
Operations:
  Net income...............................   $ 19,870    $ 18,060    $ 17,086
  Adjustments to reconcile net income to
   cash provided by operating activities:
    Depreciation and amortization..........     34,786      30,520      28,369
    Deferred income taxes..................     (4,851)      6,392       4,230
    Change in:
      Receivables..........................     (9,821)     (7,281)     (8,612)
      Gas in storage.......................    (38,050)     (6,252)      4,754
      Other current assets.................        (94)     (2,691)     (5,851)
      Deferred systems development costs...     (6,530)     (9,976)    (10,174)
      Accounts payable.....................    (11,284)     (2,370)       (108)
      Accrued taxes........................      1,432       1,646       2,563
      Refundable gas costs.................      1,955       5,633      (3,884)
      Other current liabilities............     10,006        (544)      1,077
      Other noncurrent assets and
        liabilities........................     (5,974)     (6,633)     (4,691)
                                              --------    --------    --------
                                                (8,555)     26,504      24,759
                                              --------    --------    --------
Investment Activities:
  Capital expenditures.....................    (42,253)    (62,125)    (34,473)
  Other,net................................        541         274         595
                                              --------    --------    --------
                                               (41,712)    (61,851)    (33,878)
                                              --------    --------    --------
Financing Activities:
  Change in short-term borrowings..........     59,000      37,000      (3,000)
  Issuance of long-term debt...............     45,000           -      40,000
  Reduction of long-term debt..............    (46,771)     (4,950)    (14,115)
  Donated capital from WICOR, Inc..........     12,000      15,000       4,000
  Cash dividends paid to WICOR, Inc........    (16,000)    (14,000)    (16,000)
  Other....................................        225         141         109
                                              --------    --------    --------
                                                53,454      33,191      10,994
                                              --------    --------    --------

Change in Cash and Cash Equivalents........      3,187      (2,156)      1,875
Cash and Cash Equivalents at beginning
  of year..................................      6,493       8,649       6,774
                                              --------    --------    --------
Cash and Cash Equivalents at end of year...   $  9,680    $  6,493    $  8,649
                                              ========    ========    ========

The accompanying notes are an integral part of this statement.
/TABLE

                              WISCONSIN GAS COMPANY
                           Statement of Common Equity


                                                  Year Ended December 31,
                                             --------------------------------
                                               1993        1992        1991
                                             --------------------------------
                                                  (Thousands of Dollars)
Common Stock
  Balance at beginning and end of year....   $      9    $      9    $      9
                                             --------    --------    --------

Other Paid-In Capital
  Balance at beginning of year............    101,075      85,933      81,824
    Donated capital from WICOR, Inc.......     12,000      15,000       4,000
    Other.................................        225         142         109
                                             --------    --------    --------
  Balance at end of year..................    113,300     101,075      85,933
                                             --------    --------    --------

Retained Earnings
  Balance at beginning of year............     57,467      53,407      52,321
    Net income............................     19,870      18,060      17,086
    Cash dividends paid to WICOR, Inc.....    (16,000)    (14,000)    (16,000)
                                             --------    --------    --------
  Balance at end of year..................     61,337      57,467      53,407
                                             --------    --------    --------

Total Common Equity at end of year........   $174,646    $158,551    $139,349
                                             ========    ========    ========


The accompanying notes are an integral part of this statement.

/TABLE

                              WISCONSIN GAS COMPANY
                           Statement of Capitalization


                                                           As of December 31,
                                                         ----------------------
                                                           1993          1992
                                                         ----------------------
                                                         (Thousands of Dollars)
Long-Term Debt, Excluding Current Portion
  First mortgage bonds
    8-1/2% Series due 1994.............................. $      -      $  9,560
    9-3/4% Series due 1995..............................        -        35,000
    Adjustable Rate Series, 8.1% and 8.8%,
      respectively, due 2002............................   14,000        16,000
  9-1/8% Notes due 1997.................................   50,000        50,000
  7-1/2% Notes due 1998.................................   40,000        40,000
  6.6% Notes due 2013...................................   45,000             -
  Unamortized debt discount and expense.................   (1,356)
(1,073)
                                                         --------      --------
                                                          147,644       149,487
                                                         --------      --------
Preferred Stock
  Without par value, cumulative; authorized 1,500,000
    shares, none outstanding............................        -             -
                                                         --------      --------

Common Equity
  Common Stock, $8 par value, authorized 5,000,000
    shares, 1,125 shares outstanding....................        9             9
  Other paid-in capital.................................  113,300       101,075
  Retained earnings.....................................   61,337        57,467
                                                         --------      --------
                                                          174,646       158,551
                                                         --------      --------
                                                         $322,290      $308,038
                                                         ========      ========


The accompanying notes are an integral part of this statement.

/TABLE

                              Wisconsin Gas Company
                          Notes to Financial Statements


1.      Accounting Policies

a.      Business

   Wisconsin Gas Company (the Company or Wisconsin Gas) is a public utility engaged in the distribution of natural gas and a wholly-owned subsidiary of WICOR, Inc. (WICOR). It serves a diversified base of residential, commercial and industrial customers throughout the State of Wisconsin while deriving most of its revenues from gas delivered in southeastern Wisconsin. Wisconsin Gas is subject to regulation by the Public Service Commission of Wisconsin (PSCW) and gives recognition to ratemaking policies substantially in accordance with the Federal Energy Regulatory Commission (FERC) System of Accounts, which the PSCW adopted effective January 1, 1990. Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation" provides that rate-regulated public utilities such as Wisconsin Gas record certain costs and credits allowed in the ratemaking process in different periods than that of an unregulated company. These costs and credits are deferred as regulatory assets or regulatory liabilities and are recorded on the income statement at the time they are recognized in rates.

b.      Gas Distribution Revenues and Purchased Gas Costs

   Utility billings are rendered on a cycle basis. Revenues include estimated amounts accrued for service provided but not yet billed.
   Wisconsin Gas' rate schedules contain purchased gas adjustment
(PGA) provisions which permit the recovery of actual purchased gas costs incurred. The difference between actual costs incurred and costs recovered in rates, adjusted for inventory activity, is deferred as a current asset or liability. The deferred balance is returned to or recovered from customers at intervals throughout the year and any residual balance at the annual October 31 reconciliation date is subsequently refunded to or recovered from customers.
   The PSCW is currently permitting Wisconsin Gas to recover pipeline supplier take-or-pay settlement costs, allocating a portion of the direct-billed costs to each customer class, including transportation customers.

c.      Plant and Depreciation

   Property, plant and equipment is stated at original cost, including overhead allocations. Upon ordinary retirement of plant assets, their cost plus cost of removal, net of salvage, is charged to accumulated depreciation, and no gain or loss is recognized.
   Wisconsin Gas depreciation is computed using straight-line rates established by the PSCW equivalent to composite rates of 4.7% for each of the years 1993, 1992 and 1991.

d.      Deferred Charges

   Consistent with PSCW regulation, Wisconsin Gas has deferred computer systems development costs which are to be amortized over a five to ten year period, generally as the respective systems become operational.

   Wisconsin Gas is precluded from discontinuing service to residential customers within its service area during a certain portion of the heating season. Any differences between doubtful account provisions based on actual experience and provisions allowed for ratemaking purposes by the PSCW are deferred for later recovery in rates as a cost of service. The most recent PSCW rate order provides for a $16.1 million allowable annual provision for doubtful accounts, including amortization of prior deferred amounts. See Notes 7, 8 and 10 for discussion of additional deferred charges.

e.      Income Taxes

   WICOR includes Wisconsin Gas in its consolidated Federal income tax return and allocates current tax expense or credits to Wisconsin Gas based on its separate tax computation. Wisconsin Gas provides deferred income taxes to reflect tax effects of recognizing book and taxable income and expenses in different periods. Beginning in 1992, the Company provides deferred income taxes in accordance with SFAS 109, "Accounting for Income Taxes", to reflect tax effects of reporting book and taxable income in different periods (See Note 5).
   Unamortized Wisconsin Gas investment tax credits were recorded as a deferred credit on the balance sheet and are being amortized to income over the applicable service lives of the related properties in accordance with regulatory treatment.

f.      Cash Flows

   Wisconsin Gas considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Due to the short maturity of these instruments, market value approximates cost.
   For purposes of the Statement of Cash Flows, income taxes paid (net of refunds) and interest paid (excluding capitalized interest) were as follows for each of the years ended December 31, 1993, 1992 and 1991:

   (Thousands of Dollars)                  1993           1992           1991
   ------------------------              --------       --------       --------
   Interest paid                         $ 15,043       $ 14,334       $ 12,476
   Income taxes paid                     $  8,188       $  4,824       $  7,934

g.    Reclassifications

      Certain prior year financial statement amounts have been reclassified to conform to their current year presentation.

2.    Short-Term Borrowings

      As of December 31, 1993, Wisconsin Gas had lines of credit available from banks of $110.0 million. At December 31, 1993, $108.0 million of commercial paper was outstanding at a weighted average interest rate of 3.3%. At December 31, 1992, $49.0 million of commercial paper was outstanding at a weighted average interest rate of 3.6%.
      These borrowing arrangements may require the maintenance of average compensating balances, which are generally satisfied by balances maintained for normal business operations, and which may be withdrawn at any time.

3.    Long-Term Debt

      In September 1993, Wisconsin Gas issued $45 million of 6.6% Notes due in 2013, the proceeds of which were used to refinance $45 million of outstanding higher cost first mortgage bonds due in 1994 and 1995.
      In November, 1991, Wisconsin Gas issued $40 million of 7-1/2% Notes due 1998. A portion of the proceeds was used to redeem the remaining $10.4 million of 6-5/8% First Mortgage Bonds at their maturity dates.
      Substantially all property and plant is subject to a first mortgage lien. Maturities and sinking fund requirements during the succeeding five years on all long-term debt are $2.0 million, $2.0 million, $2.0 million, $52.0 million and $42.0 million in 1994, 1995, 1996, 1997 and 1998, respectively.


4.    Preferred Stock

      Authorized preferred stock consists of 1.5 million shares of cumulative preferred stock, without par; as of December 31, 1993 and 1992 no such shares were issued or outstanding.

5.   Income Taxes

      In the fourth quarter of 1992, Wisconsin Gas adopted SFAS No. 109, "Accounting for Income Taxes", retroactive to January 1, 1992. Under the liability method prescribed by SFAS No. 109, deferred taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. Changes in Wisconsin Gas' deferred income taxes arising from the adoption represent amounts recoverable or refundable through future rates and have been recorded as regulatory assets totalling $4.6 million and regulatory liabilities totalling $29.7 million on the balance sheet for 1992. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.

      The current and deferred components of income tax expense are as follows:

(Thousands of Dollars)
  Year Ended December 31,                   1993              1992              1991
- ----------------------------             ----------        ----------        ----------
Current
  Federal                                $  15,082         $   1,916         $   4,237
  State                                      3,761               811             1,221
                                         ----------        ----------        ----------
Total Current                               18,843             2,727             5,458
                                         ----------        ----------        ----------
Deferred
  Federal                                   (6,432)            5,916             3,622
  State                                     (1,131)            1,568               609
                                         ----------        ----------        ----------
Total Deferred                              (7,563)            7,484             4,231
                                         ----------        ----------        ----------
Total Provision                          $  11,280         $  10,211         $   9,689
                                         ==========        ==========        ==========
/TABLE

      The components of deferred income tax assets and liabilities are as follows:

(Thousands of Dollars)   December 31,                 1993               1992
- -------------------------------------              ----------         ----------
Deferred Income Tax Assets
  Recoverable gas costs                            $   5,928          $   1,267
  Deferred compensation                                1,194              1,105
  Other                                                1,158                940
                                                   ----------        -----------
                                                   $   8,280         $    3,312
                                                   ==========        ===========
Deferred Income Tax Liabilities
  Property related                                 $  31,477         $   29,577
  System development costs                            15,576             14,268
  Gas transition costs                                 5,633              9,765
  Recoverable gas costs                                    -             (3,400)
  Investment tax credit                               (5,725)            (5,896)
  Deferred compensation                               (1,959)            (1,367)
  Other                                               (1,412)               526
                                                   ----------        -----------
                                                   $  43,590         $   43,473
                                                   ==========        ===========

      The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

(Thousands of Dollars)
  Year Ended December 31,                    1993                1992               1991
- ----------------------------            ----------------------------------------------------------
Statutory U.S. tax rates                $10,910   35.0%    $ 9,612    34.0%  $ 9,104     34.0%
State income taxes, net                   1,601    5.1       1,470     5.2     1,391      5.2
Investment credit restored                 (473)  (1.5)       (502)   (1.8)     (481)    (1.8)
Excess deferred tax amortization           (532)  (1.7)       (507)   (1.8)     (474)    (1.8)
Other, net                                 (226)  (0.7)        138     0.5       149      0.6
                                        -------- ------    --------  ------  --------   ------
Effective Tax Rates                     $11,280   36.2%    $10,211    36.1%  $ 9,689     36.2%
                                        ======== ======    ========  ======  ========   ======

6.   Restrictions

      A November 1993 PSCW rate order set an equity range of 43% to 50% and also require Wisconsin Gas to request PSCW approval prior to the payment of dividends on its common stock to WICOR if the payment would reduce its common equity (net assets) below 43% of total capitalization (including short-term debt). Under this requirement, $8.1 million of Wisconsin Gas' net assets at December 31, 1993, plus future earnings, were available for such dividends without PSCW approval. In addition, the PSCW imposed certain limitations on the ability of Wisconsin Gas to pay dividends to WICOR in excess of the level indicated in the projected test year if such dividends would dilute Wisconsin Gas' total equity below 48.43% of its total capitalization. The utility dividend payout indicated in the projected test year ending October 31, 1994 is $16 million, of which $4 million was paid in November, 1993.


7.    Commitments and Contingencies

      Certain commitments have been made in connection with 1994 capital expenditures. Wisconsin Gas capital expenditures for 1994 are estimated at $57.4 million.
      Wisconsin Gas has variable-term contracts with its interstate pipelines and gas suppliers to purchase transportation capacity and natural gas. PGA provisions permit the recovery of actual purchased capacity and gas costs incurred.
      Wisconsin Gas has identified two previously owned sites on which it operated manufactured gas plants that are of environmental concern. Such plants ceased operations prior to the mid-1950s. Wisconsin Gas has engaged an environmental consultant to help determine the nature and extent of the contamination at these sites. Based on the test results obtained and the possible remediation alternatives available, the Company has estimated that cleanup costs could range from $22 million to $75 million. As of December 31, 1993 the Company has accrued $40 million for cleanup costs in addition to $1.6 million of costs already incurred. These estimates are based on current undiscounted costs. It should also be noted that the numerous assumptions such as the type and extent of contamination, available remediation techniques and regulatory requirements which are used in developing these estimates are subject to change as new information becomes available. Any such changes in assumptions could have a significant impact on the potential liability.
      A formal remediation plan is being developed for presentation to the Wisconsin Department of Natural Resources. Following plan approval and pilot studies, remediation work will commence.
Barring unforeseen delays, expenditures by Wisconsin Gas on this remediation will commence in 1994 and increase in future years as plan approvals are obtained. Expenditures over the next three years are expected to total approximately $20 million. Although most of the work and costs will be incurred in the first few years of the plan, monitoring of the sites and other necessary techniques may last up to 30 years.
      Wisconsin Gas is pursuing recovery of these costs from insurance carriers. Any amounts not recoverable from insurance carriers will be allowed full recovery in rates based on recent PSCW orders. Accordingly, the accrual has been offset by a deferred charge to a regulatory asset. Certain related investigation costs incurred to date are currently being recovered in utility rates. However, any incurred costs not yet recovered in rates are not allowed by the PSCW to earn a return. As of December 31, 1993, $1.6 million of such costs have been incurred.
      The Company is party to various legal proceedings arising in the ordinary course of business which are not expected to have a material effect on the financial statements of the Company.

8.    FERC Order No. 636

      On April 8, 1992, the FERC issued Order No. 636 which restructured the interstate natural gas pipeline business.
Pipeline suppliers will be allowed to recover significant transition costs from Wisconsin Gas necessary to implement "unbundled" services such that gas supplies would be sold separately from interstate transportation services. Wisconsin Gas' liability for certain of these costs is being contested at FERC and in court. The extent of this future liability is not estimable at this time due to a number of factors including the future cost of gas and the outcome of ongoing litigation. However, on the basis of previous PSCW ratemaking relative to the recovery of gas purchased and related costs, Wisconsin Gas anticipates that pipeline transition cost billings will also be recoverable from ratepayers.


9.    Common Stock and Other Paid-In Capital

      During the first, third and fourth quarters of 1993, WICOR invested $2 million, $8 million and $2 million, respectively, in Wisconsin Gas. In the first and third quarters of 1992, WICOR invested $5 million and $10 million, respectively, in Wisconsin Gas.


10.   Benefit Plans

a.    Pension Plans

      Wisconsin Gas has non-contributory pension plans which cover substantially all employees and include benefits based on levels of compensation and years of service. Employer contributions and funding policies are consistent with funding requirements of Federal law and regulations. Commencing on November 1, 1992, Wisconsin Gas pension costs or credits are calculated in accordance with SFAS No. 87 and are recoverable from or refunded to customers. Prior to this date, pension costs were recoverable in rates as funded.

      The following table sets forth the funded status of pension plans at December 31, 1993 and 1992:

                                                    Assets Exceed        Accumulated Benefits
                                                Accumulated Benefits        Exceed Assets
                                                ----------------------------------------------------
(Thousands of Dollars)                            1993        1992        1993        1992
- -------------------------------                 --------    --------    --------    --------
Accumulated benefit obligation-
Vested benefits                                 $(65,913)   $(67,238)   $ (5,696)   $ (4,255)
Nonvested benefits                                (9,842)     (4,780)          -           -
                                                --------    --------    --------    --------
                                                 (75,755)    (72,018)     (5,696)     (4,255)
Effect of projected future
  compensation levels                            (42,985)    (30,594)       (360)       (132)
                                                --------    --------    --------    --------
Projected benefit obligation                    (118,740)   (102,612)     (6,056)     (4,387)
Plan assets at fair value                        176,053     163,641           -           -
                                                --------    --------    --------    --------
Plan assets greater (less) than
  projected benefit obligation                    57,313      61,029      (6,056)     (4,387)
Unrecognized net asset at September 30,
  1985 being recognized over approx-
  imately 16 years                               (18,458)    (20,182)        959         903
Unrecognized prior service cost                    5,174       3,442           -           -
Unrecognized net (gain)                          (19,611)    (21,172)        438         119
Additional minimum liability recorded                  -           -      (1,037)       (890)
                                                --------    --------    --------    --------
Accrued pension asset (liability)               $ 24,418    $ 23,117    $ (5,696)   $ (4,255)
                                                ========    ========    ========    ========

      The weighted average discount rate assumptions used in determining the actuarial present value of the projected benefit obligation were 7.5%, 7.75% and 7.75% for 1993, 1992 and 1991, respectively. For 1991 through 1993, the expected long-term rate of return on assets and long-term rate of compensation growth were 8.0% and 6.0%, respectively.

      Net pension costs include the following (income) expense:


(Thousands of Dollars)
    Year Ended December 31                           1993         1992          1991
- ----------------------------------                ----------   ----------    ----------
Service cost                                      $   4,872    $   3,882     $   3,394
Interest cost on projected
  benefit obligations                                 9,023        7,512         6,933
Actual return on assets                             (13,474)     (11,879)      (22,662)
Net amortization and deferral                        (1,424)        (993)       10,306
Adjustment to utility funded amount                       -        1,513         2,029
                                                  ----------   ----------    ----------
Net pension (income) cost                         $  (1,003)   $      35     $       -
                                                  ==========   ==========    ==========
/TABLE

b.    Postretirement Health Care and Life Insurance

      Wisconsin Gas provides certain health care and life insurance benefits for retired employees when they reach normal retirement age while working for the Company.
      As provided for in its rates, Wisconsin Gas accrues for these anticipated benefits in recognition that these benefits are a type of deferred compensation incurred as employees render the services necessary to earn their postretirement benefits. The benefit accrual includes unfunded past service costs which are being amortized over 20 years.
      Effective January 1, 1992, Wisconsin Gas adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its retiree benefit plans. Under SFAS No. 106, the Company is required to accrue the estimated cost of retiree benefit payments, other than pensions, during the employee's active service period. Wisconsin Gas, as mandated by the PSCW, recognized the accumulated postretirement benefit obligation (APBO) and a related regulatory asset. Accordingly, the cumulative effects for the Company of adopting SFAS No. 106 on December 31, 1992, were an increase in the APBO of $54.7 million which was offset by the related regulatory asset. Total Wisconsin Gas expenses recorded were $8.0 million for 1991.

      Net postretirement health care and life insurance costs consisted of the following components:

  (Thousands of Dollars)                                          1993          1992
- ---------------------------------------------                  ----------    ----------
Service cost                                                   $   2,575     $   2,475
Interest cost on projected benefit obligation                      5,396         5,173
Return on plan assets                                             (1,414)         (895)
Amortization of transition obligation                              2,651         2,778
Adjustment to utility funded amount                                    -        (2,108)
                                                               ----------    ----------
Net postretirement health care cost                            $   9,208     $   7,423
                                                               ==========    ==========

      The following table sets forth the plans' funded status, reconciled with amounts recognized in the Company's Statement of Financial Position at December 31, 1993 and 1992. The Company funds its postretirement benefit plans based on the maximum tax deductible amount.

Accumulated benefit obligation
  (Thousands of Dollars)                                          1993          1992
- -----------------------------------------                      ----------    ----------
Retirees                                                       $ (32,855)    $ (32,679)
Active employees                                                 (48,009)      (40,576)
                                                               ----------    ----------
Accumulated Benefit obligation                                   (80,864)      (73,255)
Plan assets at fair value                                         25,753        19,138
                                                               ----------    ----------
Accumulated benefit obligation
  in excess of plan assets                                       (55,111)      (54,117)
Unrecognized actuarial loss (gain)                                 1,216          (569)
                                                               ----------    ----------
Accrued postretirement benefit cost                            $ (53,895)    $ (54,686)
                                                               ==========    ==========

      The postretirement benefit cost components for 1993 were calculated assuming health care cost trend rates beginning at 11% in 1993 and decreasing to 6% in 25 years. The health care cost trend rate has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the APBO as of December 31, 1993 by $13.2 million and the aggregate of the service and interest cost components of postretirement expense by $1.8 million.
      The assumed discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 7.5% and 7.75% in 1993 and 1992, respectively. Plan assets are primarily invested in common stock and fixed income securities.

c.    Retirement Savings Plans

      Wisconsin Gas maintains various employee saving plans including 401(k) plans which provide employees a mechanism to contribute amounts up to 16% of their compensation for the year. Company matching contributions may be made up to 5% of eligible compensation including 1% for the Employee Stock Ownership Plan
(ESOP). Total contributions were $1.3 million, $1.2 million and $.9 million in 1993, 1992 and 1991, respectively.

d.    Employee Stock Ownership Plan

      In November 1991 WICOR established an ESOP covering non-union employees of Wisconsin Gas. The ESOP funds employee benefits of up to 1% of compensation with WICOR common stock distributed through the ESOP.
      The ESOP used the proceeds from a $10 million, 3-year adjustable rate loan with a 3.98% interest rate at December 31, 1993, guaranteed by WICOR, to purchase 431,266 shares of original issue WICOR common stock. Because WICOR has guaranteed the loan, the unpaid balance is shown as long-term debt with a like amount of unearned compensation being recorded as a reduction of common equity on WICOR's balance sheet.
      The ESOP trustee is repaying the $10 million loan with dividends paid on shares of WICOR common stock in the ESOP and with Wisconsin Gas contributions to the ESOP.

e.    Postemployment Benefit Plans

      The FASB has issued a new statement SFAS No. 112, "Employers' Accounting for Postemployment Benefits," to be adopted no later than January 1, 1994, which requires accrual for all other postemployment benefits. In management's opinion, any unrecorded liabilities are expected to be recoverable in future rates and are not significant.


11.   Fair Value of Financial Instruments

      The fair value of Wisconsin Gas's long-term debt is estimated based on the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the Company's bond rating and the present value of future cash flows.
      Because Wisconsin Gas operates in a regulated environment, WICOR shareholders would probably not be affected by realization of gains or losses on extinguishment of its outstanding fixed-rate debt. Realized gains would be refunded to and losses would be recovered from customers through gas rates.

      The estimated fair value of Wisconsin Gas's long-term debt at December 31, is as follows:

(Thousands of Dollars)                               1993         1992
- --------------------------                        ----------   ----------
      Carrying amount                             $ 147,644    $ 149,487
      Fair value                                  $ 158,578    $ 160,355

12.   Quarterly Financial Data (Unaudited)

      Because seasonal factors significantly affect Wisconsin Gas operations, the following data is not comparable between quarters
(thousands of dollars):

                                         First        Second          Third        Fourth
                                      ----------    ----------     ----------    ----------
1993 Quarters
   Operating Revenues                 $ 205,426     $ 112,448      $  81,761     $ 175,200
   Operating Income (Loss)               37,647        (1,454)       (12,937)       22,933
   Net Income (Loss)                     21,661        (3,253)       (10,747)       12,209
- ----------------------------------------------------------------------------
1992 Quarters
   Operating Revenues                 $ 183,506     $  83,673      $  59,944     $ 168,292
   Operating Income (Loss)               29,928          (332)       (11,733)       25,416
   Net Income (Loss)                     16,476        (2,490)        (9,488)       13,562
- ----------------------------------------------------------------------------
/TABLE

                               WISCONSIN GAS COMPANY                                        Schedule V
                        Schedule V--PROPERTY, PLANT AND EQUIPMENT
                               Year Ended December 31, 1993


                                                                  Retirements
                                          Balance at               or Sales                    Balance
                                          Beginning                at Cost                      at End
       Major Classifications              of Period   Additions    (Note 1)    Other Changes  of Period
- -------------------------------------    ----------- ----------- ------------- ------------- -----------
                                                            (Thousands of Dollars)
GAS UTILITY PLANT, at original cost:
  Production                             $      784  $        8  $          6  $          -  $      786
  Storage                                     1,377           -             -             -       1,377
  Transmission                               14,106           -             -             -      14,106
  Distribution                              536,571      29,569         1,910             -     564,230
  General                                    82,017      14,486         3,073             -      93,430
  Construction work in progress               3,289      (2,326)            -             -         963
  Intangibles                                   211           -             -             -         211
                                         ----------- ----------- ------------- ------------- -----------
                                            638,355      41,737         4,989             -     675,103
OTHER PHYSICAL PROPERTY, at cost              4,508         516           159             -       4,865
                                         ----------- ----------- ------------- ------------- -----------
            Total                        $  642,863  $   42,253  $      5,148  $          -  $  679,968
                                         =========== =========== ============= ============= ===========

Note 1 - Retirements for Wisconsin Gas include $100,000 of land.

                             WISCONSIN GAS COMPANY                                            Schedule V
                   Schedule V--PROPERTY, PLANT AND EQUIPMENT
                          Year Ended December 31, 1992



                                       Balance at                Retirements                    Balance
                                       Beginning                  or Sales                      at End
     Major Classifications             of Period   Additions      at Cost      Other Changes   of Period
- ------------------------------------  ----------   ---------    -----------    -------------   ---------
                                                                  (Thousands of Dollars)
GAS UTILITY PLANT, at original cost:
  Production                          $     784    $      -     $        -     $          -    $    784
  Storage                                 1,377           -              -                -       1,377
  Transmission                           14,108           -              2                -      14,106
  Distribution                          486,298      52,589          1,834             (482)    536,571
  General                                73,838       9,594          1,975              560      82,017
  Construction work in progress           4,000        (711)             -                -       3,289
  Intangibles                               211           -              -                -         211
                                      ----------   ---------    -----------    -------------   ---------
                                        580,616      61,472          3,811               78     638,355
OTHER PHYSICAL PROPERTY, at cost          4,149         653            216              (78)      4,508
                                      ----------   ---------    -----------    -------------   ---------
     Total                            $ 584,765    $ 62,125     $    4,027     $          -    $642,863
                                      ==========   =========    ===========    =============   =========

                             WISCONSIN GAS COMPANY                                            Schedule V
                    Schedule V--PROPERTY, PLANT AND EQUIPMENT
                         Year Ended December 31, 1991



                                      Balance at                Retirements                     Balance
                                      Beginning                  or Sales                       at End
       Major Classifications          of Period    Additions    at Cost (1)    Other Changes   of Period
- ------------------------------------  ----------   ---------    -----------    -------------   ---------
                                                                   (Thousands of Dollars)
GAS UTILITY PLANT, at original cost:
  Production                          $     784    $      -     $        -     $          -    $    784
  Storage                                 1,377           -              -                -       1,377
  Transmission                           14,177          24              2              (91)     14,108
  Distribution                          465,423      22,863          1,988                -     486,298
  General                                68,312       8,088          2,562                -      73,838
  Construction work in progress             993       3,007              -                -       4,000
  Intangibles                               211           -              -                -         211
                                      ----------   ---------    -----------    -------------   ---------
                                        551,277      33,982          4,552              (91)    580,616
OTHER PHYSICAL PROPERTY, at cost          3,783         491            216               91       4,149
                                      ----------   ---------    -----------    -------------   ---------
   Total                              $ 555,060    $ 34,473     $    4,768     $          -    $584,765
                                      ==========   =========    ===========    =============   =========

Note 1 - Retirements for Wisconsin Gas include $46,000 of land.

                                        WISCONSIN GAS COMPANY                               Schedule VI
                                SCHEDULE VI--ACCUMULATED DEPRECIATION
                                    Year Ended December 31, 1993



                                           Additions (Note 2)
                                        -----------------------          Deductions
                                         Provisions Charged to  ----------------------------
                            Balance at  ----------------------- Retirements  Removal         Balance
                             Beginning           Clearing and    or Sales   Cost, Less        at End
        Description          of Period  Income  Other Accounts    at Cost    Salvage   Other of Period
- --------------------------  ----------- -------- -------------- ----------- ---------- ----- ----------
                                                                 (Thousands of Dollars)
GAS UTILITY PLANT:
  General                   $  293,462  $27,624     $        -    $  3,002  $     783  $  -  $ 317,301
  Amortization of other
    limited-term
    utility investments          1,439      268              -           -          -     -      1,707
  Transportation, tools
    and work equipment           8,512        -          1,610       1,887       (405)  404      8,236
  Retirement work
    in progress                      -        -              -           -          -     -         -
                            ----------- -------- -------------- ----------- ---------- ----- ----------
                               303,413   27,892(a)       1,610       4,889        378   404    327,244
OTHER PHYSICAL PROPERTY          2,638      536(b)           -         159          -     -      3,015
                            ----------- -------- -------------- ----------- ---------- ----- ----------
Total accumulated
  depreciation              $  306,051  $28,428     $    1,610(b) $  5,048  $     378  $404  $ 330,259
                            =========== ======== ============== =========== ========== ===== ==========

Notes 1 - Composite depreciation rates approximated 4.7% for 1993
      2   Provisions charged per the Statement of Cash Flows were as follows:
           (a) Depreciation as shown per the accompanying Statement of Income                  $  27,892
           (b) Depreciation charged to other income, clearing and other accounts                   2,146
               Amortization charged to income accounts                                             4,748
                                                                                                --------
       Depreciation and amortization as shown per the accompanying Statement of Cash Flows       $34,786
                                                                                                ========
/TABLE

                                         WISCONSIN GAS COMPANY                               Schedule VI
                                 SCHEDULE VI--ACCUMULATED DEPRECIATION
                                      Year Ended December 31, 1992


                                     Additions (Note 2)
                                   -----------------------          Deductions
                                    Provisions Charged to   --------------------------------
                        Balance at -----------------------  Retirements  Removal               Balance
                         Beginning            Clearing an     or Sales   Cost, Less             at End
     Description         of Period  Income  Other Accounts    at Cost     Salvage     Other   of Period
- -----------------------  --------- -------- --------------  -----------  ----------  -------  ---------
                                                        (Thousands of Dollars)
GAS UTILITY PLANT:
  General                $272,115  $ 25,245    $        -    $   3,235   $     666   $   (3)  $293,462
  Amortization of other
    limited-term utility
    investments             1,220       232             -            8           5        -      1,439
  Transportation, tools
    and work equipment      7,386         -         1,694          568        (103)     103      8,512
  Retirement work
    in progress               (10)        -             -            -         (10)       -          -
                         --------- -------- --------------  -----------  ----------  -------  ---------
                          280,711    25,477(a)      1,694        3,811         558      100    303,413
OTHER PHYSICAL PROPERTY     2,364       490(b)          -          216           -        -      2,638
                         --------- -------- --------------  -----------  ----------  -------  ---------
Total accumulated
   depreciation          $283,075  $ 25,967    $    1,694(b) $   4,027   $     558   $  100   $306,051
                         ========= ======== ==============  ===========  ==========  =======  =========

Notes 1 - Composite depreciation rates approximated 4.7% for 1992
      2   Provisions charged per the Statement of Cash Flows were as follows:
           (a) Depreciation as shown per the accompanying Statement of Income                  $25,477
           (b) Depreciation charged to other income, clearing and other accounts                 2,184
               Amortization charged to income accounts                                           2,859
                                                                                               -------
          Depreciation and amortization as shown per the accompanying Statement of Cash Flows  $30,520
                                                                                               =======
/TABLE

                                         WISCONSIN GAS COMPANY                               Schedule VI
                                 SCHEDULE VI--ACCUMULATED DEPRECIATION
                                     Year Ended December 31, 1991



                                       Additions (Note 2)
                                    -----------------------           Deductions
                                     Provisions Charged to  -------------------------------
                        Balance at  ----------------------- Retirements    Removal          Balance at
                        Beginning             Clearing and   or Sales    Cost, Less           End of
    Description         of Period   Income   Other Accounts   at Cost      Salvage   Other    Period
- ---------------------- ----------  --------  -------------- -----------  ---------- ------- ----------
                                                     (Thousands of Dollars)
GAS UTILITY PLANT:
  General              $ 251,711   $23,700     $        -     $  2,735   $     635  $  (74) $ 272,115
  Amortization of
    other limited-term
    utility investments    1,020       200              -            -           -       -      1,220
  Transportation, tools
    and work equipment     7,441         -          1,716        1,771        (290)    290      7,386
  Retirement work
    in progress              (56)        -              -            -         (46)      -        (10)
                       ----------  --------  -------------- -----------  ---------- ------- ----------
                         260,116    23,900(a)       1,716        4,506         299     216    280,711
OTHER PHYSICAL PROPERTY    2,133       447(b)           -          216           -       -      2,364
                       ----------  --------  -------------- -----------  ---------- ------- ----------
Total accumulated
  depreciation         $ 262,249   $24,347     $    1,716(b)  $  4,722   $     299  $  216  $ 283,075
                       ==========  ========  ============== ===========  ========== ======= ==========

Notes 1 - Composite depreciation rates approximated 4.7% for 1991
      2   Provisions charged per the Statement of Cash Flows were as follows:
           (a) Depreciation as shown per the accompanying Statement of Income                  $23,900
           (b) Depreciation charged to other income, clearing and other accounts                 2,163
               Amortization charged to income accounts                                           2,306
                                                                                              --------
          Depreciation and amortization as shown per the accompanying Statement of Cash Flows  $28,369
                                                                                              ========

                                WISCONSIN GAS COMPANY                                      Schedule VIII
                     SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                       Years Ended December 31, 1993, 1992 and 1991


                                                           Additions
                                                   ------------------------   Deductions From
                                                    Provisions Charged to       Reserves for
                                      Balance at   -----------------------      Purposes for
Balance
                                      Beginning                   Other      Which the Reserves   at End
            Description            of Period     Income       (Note 1)      Were Provided     of Period
            -----------            ----------   ----------   ----------   ------------------  ----------
                                                                (Thousands of Dollars)
Year Ended December 31, 1993:
- -----------------------------
Reserves deducted from assets in
  the accompanying Balance Sheet-
  Allowance for doubtful accounts  $   5,452    $  12,979    $   1,684         $  12,750      $   7,365
                                   ==========   ==========   ==========   ==================  ==========

Year Ended December 31, 1992:
- ----------------------------
Reserves deducted from assets in
  the accompanying Balance Sheet-
  Allowance for doubtful accounts  $   3,736    $  10,830    $   3,546         $  12,660      $   5,452
                                   ==========   ==========   ==========   ==================  ==========

Year Ended December 31, 1991:
- ----------------------------
Reserves deducted from assets in
  the accompanying Balance Sheet-
  Allowance for doubtful accounts  $   2,759    $  11,027    $     742         $  10,792      $   3,736
                                   ==========   ==========   ==========   ==================  ==========

Note 1   Other provisions primarily represent deferred provisions for doubtful accounts over or (under)
         the amount allowed for ratemaking purposes of $12,931,000, $10,807,000, and $10,912,000 in 1993,
         1992, and 1991, respectively, less amortizations of $1,166,000, $(1,046,000), and $(742,000) in
         1993, 1992 and 1991, respectively, relating to deferrals from prior years, as ordered by the
         PSCW. See Note 1d of Notes to Financial Statements.

/TABLE

                                 WISCONSIN GAS COMPANY                                      Schedule IX
                          SCHEDULE IX--SHORT-TERM BORROWINGS
                     Years Ended December 31, 1993, 1992 and 1991



                                                                          Daily
 Category of       Balance         Weighted       Maximum Amount     Average Amount    Weighted Average
Aggregate short-    at End          Average        Outstanding         Outstanding       Interest Rate
term Borrowings    of Period      Interest Rat   During the Period  During the Period  During the Period
- ----------------- ------------  ---------------  -----------------  -----------------  -----------------
                                       (Thousands of Dollars)

1993
- ----
Commercial paper    $ 108,000         3.3%            $ 108,000          $  49,424            3.3%

1992
- ----
Commercial paper    $  49,000         3.6%            $  49,000          $  11,515            3.6%

1991
- ----
Commercial paper    $  12,000         4.5%            $  35,000          $   7,640            6.1%



                                                                  Schedule X




                                 WISCONSIN GAS COMPANY
              SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                    Years Ended December 31, 1993, 1992 and 1991





                                                Year Ended December 31,
                                           ---------------------------------
                                             1993        1992        1991
                                           ---------------------------------
                                                (Thousands of Dollars)

Taxes, other than income taxes:

   Gross receipts tax                      $  4,805    $  4,604    $  4,419

   Other                                      4,258       3,944       3,855
                                           ---------   ---------   ---------
     Total                                 $  9,063    $  8,548    $  8,274
                                           =========   =========   =========


Amortization of intangible assets and advertising costs did not exceed one percent of Operating Revenues as shown in the related Statement of Income, and thus are not set forth above.

Maintenance expense is included in the related Statement of Income and thus is not set forth above.

                                        TABLE OF CONTENTS

                                           TO EXHIBITS

                                                                PAGE
3.1      Wisconsin Gas Company Restated Articles of
         Incorporation, as amended (incorporated by reference)

3.2*     Wisconsin Gas Company By-Laws, as amended

4.1 Indenture of Mortgage and Deed of Trust dated as of November 1, 1950, between Milwaukee Gas Light
         Company and Mellon National Bank and Trust Company and D. A. Hazlett, Trustees (incorporated by reference)

4.2      Eleventh Supplemental Indenture dated as of
         February 15, 1982, between Wisconsin Gas Company and
         Mellon Bank, N.A., and N. R. Smith, Trustees
         (incorporated by reference)

4.3 Bond Purchase Agreement dated December 31, 1981, between Wisconsin Gas Company and Teachers Insurance and Annuity Association of America relating to the issuance and sale of $30,000,000 principal amount of First Mortgage Bonds, Adjustable Rate Series due 2002 (incorporated by reference)

4.4      Indenture dated as of September 1, 1990, between
         Wisconsin Gas Company and First Wisconsin Trust
         Company, Trustee (incorporated by reference)

4.5 Officers' Certificate dated as of November 28, 1990, setting forth the terms of Wisconsin Gas Company's
         9-1/8% Notes due 1997 (incorporated by reference)

4.6 Officers' Certificate dated as of November 19, 1991, setting forth the terms of Wisconsin Gas Company's
         7-1/2% Notes due 1988 (incorporated by reference)

4.7      Officers' Certificate, dated as of September 15,
         1993, setting forth the terms of the Company's 6.60%
         Debentures due 2013 (incorporated by reference)

4.8 Revolving Credit and Term Loan Agreement dated as of March 29, 1993, among Wisconsin Gas Company and Citibank, N.A., Firstar Bank of Milwaukee, N. A., Harris Trust Savings Bank, M&I Marshall & Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference)

4.9 Loan Agreement dated as of November 4, 1991, by and among M&I Marshall & Ilsley Bank, Wisconsin Gas
         Company Employees' Savings Plan Trust and WICOR,
         Inc. (incorporated by reference).

10.1     Service Agreement dated as of January 1, 1988, among
         WICOR, Inc., Wisconsin Gas Company, Sta-Rite
         Industries, Inc. and WEXCO of Delaware, Inc.
         (incorporated by reference)
                                   (i)

                                                               PAGE

10.2#    WICOR, Inc. 1987 Stock Option Plan, as amended
         (incorporated by reference)

10.3# Form of nonstatutory stock option agreement used in connection with WICOR, Inc. 1987 Stock Option Plan
         (incorporated by reference)

10.4#    WICOR, Inc. 1992 Director Stock Option Plan
         (incorporated by reference)

10.5# Form of nonstatutory stock option agreement used in conjunction with the WICOR, Inc. 1992 Director Stock
         Option Plan (incorporated by reference)

10.6#*   Wisconsin Gas Company Principal Officers'
         Supplemental Retirement Income Program

10.7#*   Wisconsin Gas Company 1994 Officers' Incentive
         Compensation Plan

10.8#    Wisconsin Gas Company Officers' Medical Expense
         Reimbursement Plan (incorporated by reference)

10.9#    Wisconsin Gas Company Group Travel Accident Plan
         (incorporated by reference)

10.10#   Form of Deferred Compensation Agreement between
         Wisconsin Gas Company and certain of its officers
         (incorporated by reference)

10.11# WICOR, Inc. Retirement Plan for Directors, as amended (incorporated by reference)

13*      "Financial Review" portion of WICOR, Inc. 1993
         Annual Report to Shareholders

*  Indicates document filed herewith

# Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company.

                                 (ii)