Form 10-Q
period 1994-03-31
WISCONSIN GAS CO
filed 1994-05-13
CIK 107819

                SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            Form 10-Q

      /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period Ended March 31, 1994
                                   or
     / /   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to


                      Commission file number 1-7530

                          Wisconsin Gas Company
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

              Wisconsin                          39-0476515
   --------------------------------       -------------------------
   (State or other jurisdiction of          (I.R.S Employer
     incorporation or organization)            Identification No.)

    626 East Wisconsin Avenue, Milwaukee, Wisconsin        53202
    -----------------------------------------------     ----------
        (Address of principal executive office)         (Zip Code)

                             (414) 291-7000
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes   /X/      No   / /


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                   Outstanding at March 31, 1994
        --------------------------      -----------------------------
        Common Stock, $8 Par Value                 1,125

                              INTRODUCTION
                             --------------



Wisconsin Gas Company ("Wisconsin Gas" or "Company"), a natural gas distribution public utility, is a Wisconsin corporation and a wholly owned subsidiary of WICOR, Inc. ("WICOR"), a diversified holding company.




                                CONTENTS
                               ----------


                                                              PAGE
                                                             ------
PART I.   Financial Information..........................       1


          Management's Discussion and Analysis of
            Interim Financial Statements.................     2-4


     Financial Statements of Wisconsin Gas Company (Unaudited):
     ----------------------------------------------------------

          Statement of Income for the Three
            Months Ended March 31, 1994 and 1993.........       5


          Balance Sheet as of March 31, 1994 and
            December 31, 1993............................     6-7


          Statement of Cash Flows - Three Months Ended
            March 31, 1994 and 1993......................       8


          Notes to Financial Statements..................       9



PART II.  Other Information..............................      10


Signatures...............................................      11

Part I - Financial Information


                          Financial Statements
                          --------------------


     The following financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Wisconsin Gas annual report on Form 10-K.

     In the opinion of management, the information furnished reflects all adjustments, which in all circumstances were normal and recurring, necessary for a fair statement of the results of operations for the interim periods.

     Because of seasonal factors, the results of operations for the interim periods presented are not indicative of the results to be expected for the full calendar year.

                  Management's Discussion and Analysis
          of Results of Operations and Financial Condition of
                          Wisconsin Gas Company

Results of Operations
- ---------------------
     Net income increased by $3.2 million or 15% for the first quarter of 1994 over the first quarter of 1993. The following factors had a significant effect on the results of operations during the three-month period ended March 31, 1994.

     The increase in net income for the first quarter resulted from increased gas margins which were partially offset by an increase in operating expenses. Increased gas margins in 1994 were due primarily to colder weather and a November 1993 rate increase.

     Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas, is a better comparative performance indicator than revenues because the mix of volumes between sales and transportation service affects revenues but not margin. In addition, changes in cost of gas are flowed through to revenue under a gas adjustment clause with no resulting effect on margin.

                                  Three Months Ended
                                       March 31,
                                 -------------------        %
                                   1994       1993       Change
                                 --------   --------    --------
(Millions of Dollars)
- --------------------------
Gas Sales Revenue                $ 240.1    $ 202.2        19
Purchased Gas Cost                 153.3      129.0        19
                                 --------   --------    --------
Gas Sales Margin                    86.8       73.2        19
Gas Transportation Margin            2.1        3.2       (34)
                                 --------   --------    --------
Total Margin                     $  88.9    $  76.4        16
                                 ========   ========    ========

(Millions of Therms)
- ----------------------
Sales Volumes
  Firm                             401.3      367.2         9
  Interruptible                     85.5       59.1        45
Transportation Volume               34.7       61.0       (43)
                                 --------   --------    --------
Total Throughput                   521.5      487.3         7
                                 ========   ========    ========

Degree Days (Normal = 3,449)       3,663      3,347         9
                                 ========   ========    ========
/TABLE

    Total gas margin increased by $12.5 million or 16% for the first quarter of 1994 over the first quarter of 1993 primarily as a result of a 9% increase in firm sales volumes. The weather was 6% colder than normal during the first quarter of 1994 and 9% colder than the same quarter in 1993. The increase in interruptible volumes and the decrease in transportation volumes represents a transfer of customers between these two classes of service. A rate increase of 2.9%, effective November 12, 1993, also contributed to higher margins in the first quarter of 1994.

    In April 1992, the Federal Energy Regulatory Commission (FERC) issued Order 636 requiring interstate pipelines to "unbundle" their services by November 1, 1993. As a result, Wisconsin Gas is contracting separately with gas suppliers to buy gas to be delivered to the pipelines and is then contracting with the pipelines for transportation from production areas to utility market areas or to storage fields for future delivery to market areas. Despite the unusually cold weather in the first quarter and the change in gas purchasing procedures, Wisconsin Gas was able to effectively meet its customers' gas supply needs.

    Operations and maintenance expenses increased a total of $6.2 million or 21% over the first quarter of 1993. Included in operations expenses for the first quarter is a one-time charge of $2.7 million relating to the election by 131 employees of an early retirement option. It is estimated that the related savings during the rest of the year from the retirements will substantially offset this first quarter charge. Increases in the provision for uncollectible accounts and software amortization were additional significant factors in the overall increase in operations and maintenance expenses. These increased expenses are being recovered under the November 1993 rate increase. Depreciation expense increased due to recent capital additions. Income tax expense increased primarily due to higher pre-tax income and a 1% increase in the federal tax rate.

    Wisconsin Gas received its most recent rate increase from the Public Service Commission of Wisconsin (PSCW) in November 1993. In July 1993 Wisconsin Gas proposed an alternative method of ratemaking which provided for an indexed rate cap and a weather adjustment mechanism (WAM). The PSCW recently adopted the Wisconsin Gas proposal subject to significant modifications including a three year rate freeze and the elimination of the WAM. The PSCW has given Wisconsin Gas the option of either accepting the PSCW modified proposal or filing a traditional rate case in March 1995 with new rates becoming effective in November 1995. Wisconsin Gas is currently reviewing the alternatives and will not make a decision until the PSCW's written order is received later this year.

Financial Condition
- -------------------
    Cash flow from operations increased to $88.7 million in the first quarter of 1994 as compared to $31.7 million for the comparable 1993 quarter. The main reason for the increase in cash flow is the impact of drawing down gas in storage during the first quarter of 1994. Gas in storage was $44.7 million and $6.6 million at the beginning of the first quarter of 1994 and 1993, respectively. The increase in gas in storage from 1993 to 1994 was due to FERC Order 636 which requires local gas distribution companies, like Wisconsin Gas, to manage their own gas supplies including seasonal gas in storage. Gas in storage was $6.9 million and $0.1 million at the end of the first quarter of 1994 and 1993, respectively. The impact of the gas in storage draw down increased cash flow $31.2 million in the first quarter of 1994 over the first quarter of 1993.

    Cash flow from operations also increased due to a change in the method of recovering certain fixed gas costs from the Company's ratepayers in which these costs are recovered over the heating season instead of the whole year. This change will result in unfavorable cash flow comparisons over the next two quarters. The amount and timing of the change in cash flow will depend on the amount of gas costs incurred and the volume of gas sold.

    Accounts payable also contributed to the improved cash flow from operations. The changes in gas cost recovery methodology and in gas in storage utilization have the effect of reducing accounts payable balances at the beginning of the first quarter. This resulted in a reduced use of cash with respect to accounts payable during the first quarter. The cash flow from operations in the first quarter of 1994 is more reflective of future first quarter cash flows than is 1993.

    Short-term borrowings declined more in the first quarter of 1994 than in 1993 because of the higher level of short-term debt at December 31, 1993 needed to finance gas in storage compared to December 31, 1992.
    Cash flow from operations exceeded capital expenditures and dividend requirements for the first quarter in both 1993 and 1994.

    Capital expenditures through March 1994 amounted to $6.5 million and additional capital expenditures of approximately $50.0 million are expected for the remainder of 1994. Most of the expenditures will be for expansion and renewal of the gas distribution system.

                                WISCONSIN GAS COMPANY

                           Statement of Income (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                                   --------------------------
                                                       1994           1993
                                                   --------------------------
                                                     (Thousands of Dollars)
  Operating Revenues..........................     $  242,148     $  205,426
                                                   -----------    -----------
  Operating Expenses:
    Purchased gas costs.......................        153,291        128,997
    Operations................................         33,633         27,732
    Maintenance...............................          1,850          1,600
    Depreciation..............................          7,291          6,994
    Taxes, other than income taxes............          2,752          2,456
                                                   -----------    -----------
                                                      198,817        167,779
                                                   -----------    -----------

  Operating Income ...........................         43,331         37,647
                                                   -----------    -----------

  Other Income and (Deductions)...............             80           (130)
                                                   -----------    -----------

  Income Before Interest Expense..............         43,411         37,517
                                                   -----------    -----------
  Interest Expense:
    Long-term debt............................          2,943          3,311
    Other.....................................            770            536
                                                   -----------    -----------
                                                        3,713          3,847
                                                   -----------    -----------

  Income Before Income Taxes..................         39,698         33,670

  Income Taxes................................         14,820         12,009
                                                   -----------    -----------

  Net Income..................................     $   24,878     $   21,661
                                                   ===========    ===========

The accompanying notes are an integral part of this statement.

                             WISCONSIN GAS COMPANY

                                 Balance Sheet

                                                       March 31,
                                                         1994      December 31,
                                                      (Unaudited)      1993
                                                      ------------ ------------
                                                        (Thousands of Dollars)
Assets
- ------
Property, Plant and Equipment, at cost..............  $   685,797  $   679,968
  Less - Accumulated depreciation...................      337,282      330,259
                                                      ------------ ------------
                                                          348,515      349,709
                                                      ------------ ------------
Current Assets:
  Cash and cash equivalents.........................        8,926        9,680
  Accounts receivable, less allowance for doubtful
    accounts of $11,354,000 and $7,365,000,
    respectively....................................      115,615       64,006
  Accrued utility revenues..........................       37,870       53,483
  Materials and supplies, at weighted average cost..        3,215        3,255
  Gas in storage, at weighted average cost..........        6,928       44,697
  Deferred income taxes.............................        9,460        8,280
  Prepaid taxes.....................................        4,504        6,090
  Other.............................................        3,069        2,128
                                                      ------------ ------------
                                                          189,587      191,619
                                                      ------------ ------------
Deferred Charges and Other:
  Gas transition costs..............................       13,178       15,485
  Deferred environmental costs......................       41,994       41,641
  Deferred systems development costs................       37,513       38,808
  Other regulatory assets...........................       55,202       57,211
  Prepaid pension costs.............................       24,911       24,418
  Other.............................................       17,771       18,321
                                                      ------------ ------------
                                                          190,569      195,884
                                                      ------------ ------------
                                                      $   728,671  $   737,212
                                                      ============ ============



The accompanying notes are an integral part of this statement.

                           WISCONSIN GAS COMPANY

                               Balance Sheet

                                                    March 31,
                                                      1994      December 31,
                                                  (Unaudited)       1993
                                                  -----------   ------------
                                                    (Thousands of Dollars)
Capitalization and Liabilities
- ------------------------------
Capitalization:
  Common stock.................................   $         9   $          9
  Other paid-in capital........................       118,300        113,300
  Retained earnings............................        82,219         61,337
  Long-term debt...............................       145,685        147,644
                                                  -----------   ------------
                                                      346,213        322,290
                                                  -----------   ------------
Current Liabilities:
  Accounts payable.............................        45,928         45,828
  Accounts payable - intercompany, net.........         9,178          5,720
  Refundable gas costs.........................        56,984         15,596
  Short-term borrowings........................        26,000        108,000
  Current portion of long-term debt............         2,000          2,000
  Accrued payroll and benefits.................         8,536          7,560
  Accrued taxes................................         4,495          2,462
  Other........................................         4,071          3,715
                                                  -----------   ------------
                                                      157,192        190,881
                                                  -----------   ------------
Deferred Credits and Other:
  Deferred income taxes........................        46,486         43,590
  Unamortized investment tax credit............         8,175          8,654
  Environmental remediation costs..............        40,000         40,000
  Gas transition costs.........................        13,178         15,485
  Other regulatory liabilities.................        48,457         50,179
  Postretirement benefit obligation............        56,486         53,895
  Other........................................        12,484         12,238
                                                  -----------   ------------
                                                      225,266        224,041
                                                  -----------   ------------
                                                  $   728,671   $    737,212
                                                  ===========   ============

The accompanying notes are an integral part of this statement.

                              WISCONSIN GAS COMPANY
                             Statement of Cash Flows
                  Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                 -----------------------
                                                    1994         1993
                                                 ----------   ----------
                                                 (Thousands of Dollars)
Operations:
  Net income..................................   $  24,878    $  21,661
  Adjustments to reconcile net income to
   net cash flows:
    Depreciation and amortization.............       9,316        8,602
    Deferred income taxes.....................       1,716          389
    Change in:
      Receivables.............................     (35,996)     (31,538)
      Gas in storage..........................      37,769        6,584
      Other current assets....................        (901)      (2,359)
      Deferred systems development costs......        (112)      (2,066)
      Accounts payable........................         100       (9,070)
      Accrued taxes...........................       7,005       14,581
      Refundable gas costs....................      41,388       26,179
      Other current liabilities...............       1,404        2,796
      Other noncurrent assets and liabilities.       2,086       (4,010)
                                                 ----------   ----------
                                                    88,653       31,749
                                                 ----------   ----------
Investment Activities:
  Capital expenditures........................      (6,452)      (6,614)
  Other, net..................................          45           27
                                                 ----------   ----------
                                                    (6,407)      (6,587)
                                                 ----------   ----------
Financing Activities:
  Change in short-term borrowings.............     (82,000)     (19,000)
  Reduction of long-term debt.................      (2,000)      (2,211)
  Cash dividends paid to WICOR, Inc...........      (4,000)      (4,000)
  Donated capital from WICOR, Inc.............       5,000        2,000
                                                 ----------   ----------
                                                   (83,000)     (23,211)
                                                 ----------   ----------
Change in Cash and Cash Equivalents...........        (754)       1,951
Cash and Cash Equivalents at beginning
  of period...................................       9,680        6,493
                                                 ----------   ----------
Cash and Cash Equivalents at end of period....   $   8,926    $   8,444
                                                 ==========   ==========

The accompanying notes are an integral part of this statement.

Notes to Financial Statements (Unaudited):
- ------------------------------------------

1) At March 31, 1994, Wisconsin Gas Company had total unsecured lines of credit from banks of $30 million. As of March 31, 1994, no short-term borrowings were outstanding under these credit agreements.

    At March 31, 1994, $26 million of commercial paper was outstanding at a weighted average interest rate of 3.6%.

2) For purposes of the Statement of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

    For the three months
      ended March 31,                         1994        1993
     ----------------------                ----------  ----------
                                           (Thousands of Dollars)
     Income taxes paid                     $  10,117   $     858
     Interest paid                         $   2,945   $   3,261

3) In July 1993, Wisconsin Gas submitted an incentive rate making proposal to the Public Service Commission of Wisconsin (PSCW). In its April 1994 decision, the PSCW significantly modified the Company's proposal. Under the modified proposal, the Company's rates will be subject to a three year cap based on the rates approved in November, 1993. The Company will also reduce rates by $10.1 million, which will be offset by a reduction in certain non-cash expenses, resulting in no net income impact, but a reduction in cash flow. The PSCW has given the Company the option of either accepting the modified proposal or filing a traditional rate case in March 1995. Wisconsin Gas is reviewing the alternatives and will not make a decision until the PSCW Order is received later this year.


4) WICOR invested $5 million and $2 million in Wisconsin Gas in the first quarter of 1994 and 1993, respectively.


5) In January 1994, Wisconsin Gas offered a voluntary early retirement incentive plan to employees over age 55. A total of 131 employees elected to retire under the provisions of this incentive plan. Wisconsin Gas has recorded a charge, which includes the impact on the pension and postretirement benefit plans, to operating expense of $2.7 million in the first quarter of 1994.

Part II - Other Information
- ---------------------------

Item 1. Legal Proceedings
- -------------------------
     During the first quarter of 1994, Wisconsin Gas initiated suit against its insurance carriers for recovery of environmental cleanup costs associated with former manufactured gas plant operations. Any cleanup costs not recoverable from its insurance carriers will be allowed full recovery in rates (net of carrying costs) based on recent PSCW orders. Wisconsin Gas is in various stages of negotiations with its insurance carriers regarding settlement of the litigation.


Item 6. Exhibit and Reports on Form 8-K
- ---------------------------------------
     (a)  Exhibits - None.
     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the first quarter of 1994.

                               SIGNATURES
                               ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                 WISCONSIN GAS COMPANY



Dated:  May 13, 1994                  By:      /s/ Joseph P. Wenzler
                                          ----------------------------
                                                Joseph P. Wenzler


                                            Vice President and Chief
                                                Financial Officer