Form 10-Q
period 1994-06-30
WISCONSIN GAS CO
filed 1994-08-15
CIK 107819

                SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            Form 10-Q

  /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended June  30, 1994
                            or
  / /   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
            For the transition period from      to


                  Commission file number 1-7530

                      Wisconsin Gas Company
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

                   Wisconsin                            39-0476515
 -------------------------------------------------  -------------------
    (State or other jurisdiction of incorporation   (I.R.S. Employer
            or organization)                         Identification No.)

       626 East Wisconsin Avenue, Milwaukee, Wisconsin        53202
     ---------------------------------------------------   -----------
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

                        Yes     X     No
                              -----        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding at June 30, 1994
        --------------------------      ----------------------------
        Common Stock, $8 Par Value                  1,125

                                 INTRODUCTION
                                --------------



Wisconsin Gas Company ("Wisconsin Gas" or "Company"), a natural gas distribution public utility, is a Wisconsin corporation and a wholly owned subsidiary of WICOR, Inc. ("WICOR"), a diversified holding company.




                                   CONTENTS
                                  ----------


                                                              PAGE
                                                             ------
PART I.   Financial Information..........................       1


          Management's Discussion and Analysis of
            Interim Financial Statements.................     2-4


     Financial Statements of Wisconsin Gas Company (Unaudited):
     ----------------------------------------------------------

          Statement of Operations for the Three and Six
            Months Ended June 30, 1994 and 1993..........       5


          Balance Sheet as of June 30, 1994 and
            December 31, 1993............................     6-7


          Statement of Cash Flows - Six Months Ended
            June 30, 1994 and 1993.......................       8


          Notes to Financial Statements..................       9



PART II.  Other Information..............................      10


Signatures...............................................      11

Part I - Financial Information


                             Financial Statements
                             --------------------


     The following financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Wisconsin Gas annual report on Form 10-K and quarterly report on Form 10-Q.

     In the opinion of management, the information furnished reflects all adjustments, which in all circumstances were normal and recurring, necessary for a fair statement of the results of operations for the interim periods.

     Because of seasonal factors, the results of operations for the interim periods presented are not indicative of the results to be expected for the full calendar year.

                     Management's Discussion and Analysis
                      of Interim Financial Statements of
                            Wisconsin Gas Company

Results of Operations
- ---------------------
The net loss for the second quarter of 1994 increased by $1.0 million, however, net income for the six months ended June 30, 1994 increased by $2.2 million or 12%, compared to the same periods of last year. The following factors have had a significant effect on the results of operations during the three- and six-month periods ended June 30, 1994.

The increase in the net loss for the second quarter resulted from increased operating expenses(excluding cost of gas sold) which were not offset by an increase in gas margins. Warmer weather for the second quarter was the primary factor affecting margins. The increase in 1994 year-to-date net income was due primarily to colder than normal weather in the first quarter of 1994.

Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better comparative performance indicator than revenues because the mix of volumes between sales and transportation service affects revenues but not margin. In addition, changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause with no resulting effect on margin.

                              Three Months              Six Months
                             Ended June 30,           Ended June 30,
                             --------------     %     --------------     %
                              1994    1993   Change    1994    1993   Change
                             ------  ------  ------   ------  ------  ------
(Millions of Dollars)
- ---------------------
Gas Sales Revenues           $ 97.8  $110.2   (11)    $337.9  $312.4     8
Cost of Gas Sold               65.5    78.7   (17)     218.8   207.7     5
                             ------  ------           ------  ------
Gas Sales Margin               32.3    31.5     3      119.1   104.7    14
Gas Transport Margin            1.5     2.3   (35)       3.6     5.5   (35)
                             ------  ------           ------  ------
Total Margin                 $ 33.8  $ 33.8     -     $122.7  $110.2    11
                             ======  ======           ======  ======

(Millions of Therms)
- --------------------
Sales Volumes
  Firm                         12.7   127.1   (11)     514.0   494.3     4
  Interruptible                61.3    42.5    44      146.8   101.6    44
Transportation Volume          26.4    42.6   (38)      61.1   103.6   (41)
                             ------  ------           ------  ------
Total Throughput              200.4   212.2    (6)     721.9   699.5     3
                             ======  ======           ======  ======
Degree Days (Normal:
  2nd Qtr.  = 977
  Six Months = 4,426)           843   1,003   (16)     4,506   4,350     4
                             ======  ======           ======  ======
/TABLE

The decrease in firm sales volumes for the second quarter of 1994 from last year was caused principally by warmer weather (14% warmer than normal).
A 2.9% annual rate increase, which became effective on November 12, 1993, helped to offset the impact of the warmer weather resulting in no change in margin for the quarter. For the six-months ended June 30, 1994, the total margin increase was primarily due to the rate increase and growth in firm sales. For both the second quarter and year-to-date, the changes in volumes for interruptible sales and transportation services represent a transfer of customers between the two classes of service.

Operations and maintenance expenses increased by $1.5 million, or 6%, and $7.6 million, or 14%, for the three- and six-month periods ended June 30, 1994, respectively, compared with the same periods of 1993. Included in year-to-date operations expenses is a first quarter, one-time charge of $2.7 million relating to the election by 131 employees of an early retirement option. It is estimated that the related savings from the retirements during the last three quarters of the year will substantially offset this first quarter charge. Increases in the provision for uncollectible accounts and software amortization were additional significant factors in the overall increase in operations and maintenance expenses for both the quarter and year-to-date. These increased expenses are being recovered in rates under the November 1993 rate order.

Depreciation expense increased for both the quarter and year-to-date due to recent capital additions. For the second quarter and year-to-date, when compared to 1993, interest expense on long-term debt decreased primarily as a result of lower interest rates achieved through a $45 million long-term debt refinancing in September 1993. Other interest expenses decreased in the second quarter primarily from lower levels of short-term debt. The increase in year-to-date other interest expense is due to the amortization of previously deferred interest related to the financing of gas in storage. Income tax expense for the year-to-date increased primarily due to higher pre-tax income and a 1% increase in the federal income tax rate which was not reflected until the third quarter of 1993.

Wisconsin Gas received its most recent rate increase from the Public Service Commission of Wisconsin (PSCW) in November 1993. In July 1993 Wisconsin Gas proposed an alternative method of ratemaking which provided for an indexed rate cap and a weather adjustment mechanism (WAM). The PSCW has given initial approval to an alternative approach with a three year rate freeze (without the WAM) based on the rates approved in November 1993. The PSCW has given Wisconsin Gas the option of either accepting the modified proposal or filing a traditional rate case in March 1995 with new rates becoming effective in November 1995. Wisconsin Gas will not make a decision until after the final PSCW Order is received later this year.


Financial Condition
- -------------------
Cash flow from operations increased to $121.8 million in the first six months of 1994 as compared to $50.4 million for the comparable 1993 period. A main reason for the increase in cash flow was the impact of drawing down gas in storage during the first six months of 1994 and the build up of gas in storage during the first six months of 1993. Gas in storage was $44.7 million and $6.6 million at the beginning of the year for 1994 and 1993, respectively. Gas in storage was $22.8 million and $21.5 million at June 30, 1994 and 1993, respectively. The impact of the gas in storage activity increased cash flow $36.7 million in the first six months of

1994 over the comparable period of 1993. The increase in gas in storage from the beginning of 1993 to the beginning of 1994 was due to FERC Order 636 which requires local gas distribution companies, like Wisconsin Gas, to manage their own gas supplies including seasonal gas in storage.

Cash flow from operations also increased due to a change in the method of recovering certain fixed gas costs (refundable gas costs) from the Company's ratepayers. These costs are now recovered over the heating season instead of over the whole year. This increase will reverse in the last two quarters of 1994.

Receivables also contributed to the improved cash flow from operations. Higher beginning receivables balances in 1994 versus 1993 resulted in greater cash collections for the period over the prior year.

Accrued taxes reduced cash from operations in 1994 while providing additional cash in 1993. This was due to the use in 1993 of higher than normal prepaid tax balances as of the end of 1992.

The increase in cash from other non-current assets and liabilities was a result of increased amortization of the deferred provision for uncollectible accounts, recognition of a deferred regulatory liability for environmental clean-up cost recoveries, and a net increase in the liability for postretirement benefits.

More short-term borrowings were repaid in the first six months of 1994 than in 1993 because of the higher level of short-term debt at December 31, 1993 versus December 31, 1992. The higher lever of short-term debt was needed to finance gas in storage.

Cash flow from operations exceeded capital expenditures and dividend requirements for the first six months in both 1993 and 1994.

Capital expenditures through June 1994 amounted to $16.3 million and additional capital expenditures of approximately $39.1 million are expected for the remainder of 1994. Cash flow from operations should be sufficient to fund the remaining capital expenditures for 1994. Most of the expenditures will be for expansion and renewal of the gas distribution system.

                              WISCONSIN GAS COMPANY
                       Statement of Operations (Unaudited)

                                    Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                  ---------------------- ----------------------
                                     1994        1993       1994        1993
                                  ----------  ---------- ----------  ----------
                                              (Thousands of Dollars)
Operating Revenues............... $  99,349   $ 112,448  $ 341,497   $ 317,874
                                  ----------  ---------- ----------  ----------
Operating Expenses:
  Cost of gas sold...............    65,468      78,671    218,759     207,668
  Operations.....................    25,989      24,354     59,622      52,086
  Maintenance....................     1,854       2,020      3,704       3,620
  Depreciation...................     7,359       6,668     14,650      13,662
  Taxes, other than income taxes.     2,359       2,189      5,111       4,645
                                  ----------  ---------- ----------  ----------
                                    103,029     113,902    301,846     281,681
                                  ----------  ---------- ----------  ----------

Operating Income (Loss)..........    (3,680)     (1,454)    39,651      36,193
                                  ----------  ---------- ----------  ----------

Other Income and (Deductions)....        (9)         (2)        71        (132)
                                  ----------  ---------- ----------  ----------
Income (Loss) Before
  Interest Expense...............    (3,689)     (1,456)    39,722      36,061
                                  ----------  ---------- ----------  ----------

Interest Expense:
  Long-term debt.................     2,929       3,259      5,872       6,570
  Other..........................       303         325      1,073         861
                                  ----------  ---------- ----------  ----------
                                      3,232       3,584      6,945       7,431
                                  ----------  ---------- ----------  ----------
Income (Loss) Before
  Income Taxes...................    (6,921)     (5,040)    32,777      28,630

Income Taxes (Benefit)...........    (2,629)     (1,787)    12,191      10,222
                                  ----------  ---------- ----------  ----------

Net Income (Loss)................ $  (4,292)  $  (3,253) $  20,586   $  18,408
                                  ==========  ========== ==========  ==========


The accompanying notes are an integral part of this statement.

                              WISCONSIN GAS COMPANY
                                  Balance Sheet

                                                       June 30,
                                                         1994     December 31,
                                                     (Unaudited)      1993
                                                     -----------  ------------
                                                       (Thousands of Dollars)
Assets
- ------
Property, Plant and Equipment, at cost.............. $   694,736  $    679,968
  Less - Accumulated depreciation...................     344,047       330,259
                                                     -----------  ------------
                                                         350,689       349,709
                                                     -----------  ------------
Current Assets:
  Cash and cash equivalents.........................       2,309         9,680
  Accounts receivable, less allowance for
    doubtful accounts of $8,864,000 and
    $7,365,000, respectively........................      68,011        64,006
  Accounts receivable - intercompany, net...........       2,917        (5,720)
  Accrued utility revenues..........................       6,877        53,483
  Materials and supplies, at weighted average cost..       2,965         3,255
  Gas in storage, at weighted average cost..........      22,825        44,697
  Deferred income taxes.............................       9,460         8,280
  Prepaid taxes.....................................       6,274         6,090
  Other.............................................       2,471         2,128
                                                     -----------  ------------
                                                         124,109       185,899
                                                     -----------  ------------
Deferred Charges and Other:
  Gas transition costs..............................      11,208        15,485
  Deferred environmental costs......................      42,005        41,641
  Deferred systems development costs................      36,398        38,808
  Other regulatory assets...........................      54,557        57,211
  Prepaid pension costs.............................      25,136        24,418
  Other.............................................      16,624        18,321
                                                     -----------  ------------
                                                         185,928       195,884
                                                     -----------  ------------
                                                     $   660,726  $    731,492
                                                     ===========  ============




The accompanying notes are an integral part of this statement.

                           WISCONSIN GAS COMPANY
                               Balance Sheet

                                                    June 30,
                                                      1994      December 31,
                                                  (Unaudited)       1993
                                                  -----------   ------------
                                                    (Thousands of Dollars)
Capitalization and Liabilities
- ------------------------------
Capitalization:
  Common stock................................    $         9   $          9
  Other paid-in capital.......................        118,300        113,300
  Retained earnings...........................         73,923         61,337
  Long-term debt..............................        145,735        147,644
                                                  -----------   ------------
                                                      337,967        322,290
                                                  -----------   ------------
Current Liabilities:
  Accounts payable............................         31,899         45,828
  Refundable gas costs........................         40,902         15,596
  Short-term borrowings.......................              -        108,000
  Current portion of long-term debt...........          2,000          2,000
  Accrued payroll and benefits................         10,714          7,560
  Accrued taxes...............................          1,970          2,462
  Other.......................................          3,911          3,715
                                                  -----------   ------------
                                                       91,396        185,161
                                                  -----------   ------------
Deferred Credits and Other:
  Deferred income taxes.......................         46,486         43,590
  Unamortized investment tax credit...........          8,240          8,654
  Environmental remediation costs.............         39,450         40,000
  Gas transition costs........................         11,208         15,485
  Other regulatory liabilities................         56,583         50,179
  Postretirement benefit obligation...........         56,377         53,895
  Other.......................................         13,019         12,238
                                                  -----------   ------------
                                                      231,363        224,041
                                                  -----------   ------------
                                                  $   660,726   $    731,492
                                                  ===========   ============


The accompanying notes are an integral part of this statement.

                               WISCONSIN GAS COMPANY
                        Statement of Cash Flows (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                 -----------------------
                                                    1994         1993
                                                 ----------   ----------
                                                  (Thousands of Dollars)
 Operations:
   Net income................................... $  20,586    $  18,408
   Adjustments to reconcile net income to
    net cash flows:
     Depreciation and amortization..............    18,707       16,872
     Deferred income taxes......................     1,716          594
     Change in:
       Receivables..............................    42,601       34,036
       Gas inventory in storage.................    21,872      (14,850)
       Other current assets.....................       (53)        (440)
       Systems development costs................      (403)      (3,690)
       Accounts payable.........................   (13,929)     (14,483)
       Accrued taxes............................    (9,596)       5,458
       Refundable gas costs.....................    25,306       11,360
       Accrued payroll and benefits.............     3,154        3,876
       Other current liabilities................       479         (376)
       Other non-current assets and liabilities.    11,342       (6,356)
                                                 ----------   ----------
                                                   121,782       50,409
                                                 ----------   ----------
 Investment Activities:
   Capital expenditures.........................   (16,279)     (17,127)
   Other, net...................................       126           51
                                                 ----------   ----------
                                                   (16,153)     (17,076)
                                                 ----------   ----------
 Financing Activities:
   Change in short-term borrowings..............  (108,000)     (19,000)
   Reduction of long-term debt..................    (2,000)      (2,211)
   Cash dividends paid to WICOR, Inc............    (8,000)      (8,000)
   Donated capital from WICOR, Inc..............     5,000        2,000
                                                 ----------   ----------
                                                  (113,000)     (27,211)
                                                 ----------   ----------
 Change in Cash and Cash Equivalents............    (7,371)       6,122
 Cash and Cash Equivalents at beginning
   of period....................................     9,680        6,493
                                                 ----------   ----------
 Cash and Cash Equivalents at end of period..... $   2,309    $  12,615
                                                 ==========   ==========

 The accompanying notes are an integral part of this statement.

Notes to Financial Statements (Unaudited):
- ------------------------------------------

1) At June 30, 1994, Wisconsin Gas had total unsecured lines of credit available from several banks of $30 million. As of June 30, 1994, no short-term borrowings were outstanding under these credit agreements.


2) For purposes of the Statement of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                               For the six months
                                                  ended June 30,
                                            ------------------------
                                               1994          1993
                                            ----------    ----------
                                             (Thousands of Dollars)
        Income taxes paid                   $  21,503     $   6,104
        Interest paid                       $   6,850     $   7,242

3) In July 1993, Wisconsin Gas submitted an incentive rate making proposal to the Public Service Commission of Wisconsin ("PSCW"). In its April 1994 initial decision, the PSCW significantly modified the Company's proposal. Under the modified proposal, the Company's rates will be subject to a three year rate freeze based on the rates approved in November, 1993. The Company will also be required to reduce its rates by $10.1 million, to reflect a reduction in certain non-cash expenses. This rate reduction will result in no net income impact, but will reduce cash flow. The PSCW has given the Company the option of either accepting the modified proposal or filing a traditional rate case in March 1995 with new rates becoming effective in November, 1995. Wisconsin Gas will not make a decision until after the final PSCW Order is received later this year.


4) WICOR invested $5 million and $2 million in Wisconsin Gas in the first quarter of 1994 and 1993, respectively.


5) In January 1994, Wisconsin Gas offered a voluntary early retirement incentive plan to employees age 55 and over. A total of 131 employees elected to retire under the provisions of this incentive plan. The Company recorded a charge, which includes the impact on the pension and postretirement benefit plans, to operating expense of $2.7 million in the first quarter of 1994.

Part II - Other Information
- ---------------------------

Item 1. Legal Proceedings

   During the first quarter of 1994, Wisconsin Gas initiated suit against certain of its liability insurance carriers for coverage for environmental property damage associated with former manufactured gas plants. On June 16, 1994, the Supreme Court of Wisconsin issued a decision in a matter (to which Wisconsin Gas is not a party) which holds in general that comprehensive general liability insurance policies may not provide coverage for response costs under Federal or State environmental clean-up statutes in certain circumstances.

   The insurance carriers named as defendants in the suit instituted by Wisconsin Gas have recently moved to dismiss the case, contending that the decision of the Supreme Court makes it questionable as to whether they will be obligated to reimburse Wisconsin Gas for such costs. Wisconsin Gas has opposed the motion. In addition, on July 5, 1994, Wisconsin Gas joined more than 50 other Wisconsin businesses, the Wisconsin Department of Justice, the Wisconsin Department of Natural Resources and several other groups and individual firms in urging the Supreme Court to reconsider its decision.

   Wisconsin Gas is continuing to litigate its claims and is in various stages of negotiations with its insurance carriers regarding settlement of the litigation. A trial in the matter is scheduled for January 9, 1995. Based on recent PSCW orders, the Company currently believes that any cleanup costs not recoverable from its insurance carriers will be allowed full recovery in rates (net of carrying costs).


Item 4. Results of Votes of Security Holders
- --------------------------------------------

   On April 28, 1994, the following persons were elected as directors of Wisconsin Gas Company to serve one-year terms: George E. Wardeberg, Stuart W. Tisdale, Wendell F. Bueche, Willie D. Davis, James L. Forbes, Jere D. McGaffey, Daniel F. McKeithan, Jr., Guy A. Osborn, Thomas F. Schrader, Essie M. Whitelaw and William B. Winter. All of the issued and outstanding shares of common stock, $8 par value, of Wisconsin Gas Company (1,125 shares) were voted in favor of the election of the foregoing persons.


Item 6. Exhibits and Reports on FORM 8-K
- ----------------------------------------

   (a)  Exhibits

        10.1      WICOR, Inc. 1994 Long-Term Performance Plan.

   (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the second quarter of 1994.

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                   WISCONSIN GAS COMPANY



Dated:  August 12, 1994                 By:      /s/ Joseph P. Wenzler
                                              ----------------------------
                                                     Joseph P. Wenzler


                                                Vice President and Chief
                                                    Financial Officer