Form 10-Q
period 1994-09-30
WISCONSIN GAS CO
filed 1994-11-01
CIK 107819

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               Form 10 - Q


     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
            For the Quarterly Period Ended September 30, 1994

                                   or

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
            For the transition period from           to



                      Commission file number 1-7530


                          Wisconsin Gas Company
          -----------------------------------------------------
         (Exact name of registrant as specified in its charter)


                     Wisconsin                           9-0476515
  ----------------------------------------------    -------------------
   (State or other jurisdiction of incorporation    (I.R.S Employer
                    or organization)                Identification No.)


  626 East Wisconsin Avenue, Milwaukee, Wisconsin              53202
 ------------------------------------------------           -----------
      (Address of principal executive office)                (Zip Code)


                             (414) 291-7000
          ----------------------------------------------------
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X     No
                              -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                       Outstanding at September 30, 1994
- --------------------------             ---------------------------------
Common Stock, $8 Par Value                              1,125

                                 INTRODUCTION
                                --------------



Wisconsin Gas Company ("Wisconsin Gas" or "Company"), a natural gas distribution public utility, is a Wisconsin corporation and a wholly owned subsidiary of WICOR, Inc. ("WICOR"), a diversified holding company.




                                   CONTENTS
                                  ----------


                                                              PAGE
                                                             ------
PART I.   Financial Information..........................       1


          Management's Discussion and Analysis of
            Interim Financial Statements.................     2-4


     Financial Statements of Wisconsin Gas Company (Unaudited):
     ----------------------------------------------------------

          Statement of Operations for the Three and Nine
            Months Ended September 30, 1994 and 1993.....       5


          Balance Sheet as of September 30, 1994 and
            December 31, 1993............................     6-7


          Statement of Cash Flows - Nine Months Ended
            September 30, 1994 and 1993..................       8


          Notes to Financial Statements..................       9



PART II.  Other Information..............................      10


Signatures...............................................      11

Part I - Financial Information


                             Financial Statements
                             --------------------


The following financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Wisconsin Gas annual report on Form 10-K and quarterly reports on Form 10-Q.

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

Results of Operations
- ---------------------
The results of the third quarter of 1994 were essentially unchanged from last year. The net loss for the third quarter of 1994 was $10.5 million as compared to a net loss of $10.7 million in the third quarter of 1993. The negative impact of warmer weather on margins during the 1994 third quarter was offset by rate increases, lower than normal increases in operating expenses and by reductions in interest expense. Conversely, net income for the nine months ended September 30, 1994 increased by $2.4 million or 32%, compared to the same period of last year. The increase in 1994 year-to-date net income was due primarily to a rate increase and colder than normal weather in the first quarter of 1994.

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

                         Three Months Ended        Nine Months Ended
                              September 30,            September 30,
                             --------------     %     --------------     %
                              1994    1993   Change    1994    1993   Change
                             ------  ------  ------   ------  ------  ------
(Millions of Dollars)
- ---------------------
Gas Sales Revenues           $ 75.3  $ 79.7    (6)    $413.2  $392.1     5
Cost of Gas Sold               53.6    59.6   (10)     272.4   267.3     2
                             ------  ------           ------  ------
Gas Sales Margin               21.7    20.1     8      140.8   124.8    13
Gas Transport Margin            1.4     2.1   (33)       5.0     7.6   (34)
                             ------  ------           ------  ------
Total Margin                 $ 23.1  $ 22.2     4     $145.8  $132.4    10
                             ======  ======           ======  ======

(Millions of Therms)
- --------------------
Sales Volumes
  Firm                         57.6    64.4   (11)     571.6   558.7     2
  Interruptible                60.1    40.2    50      206.8   141.8    46
Transportation Volume          25.3    35.8   (29)      86.4   139.4   (38)
                             ------  ------           ------  ------
Total Throughput              143.0   140.4     2      864.8   839.9     3
                             ======  ======           ======  ======

Degree Days (Normal:
  3rd Qtr.  = 166
  Nine Months = 4,592)           71     161   (56)     4,577   4,511     1
                             ======  ======           ======  ======
/TABLE

The decrease in firm sales volumes for the third quarter of 1994 from last year was caused principally by warmer weather in September 1994 versus September 1993. For the nine months ended September 30, 1994, the total margin increase was primarily due to a 2.9% annual rate increase, which became effective on November 12, 1993, and to growth in firm sales volumes. For both the third quarter and year-to-date, there has been a transfer of customers and volumes to interruptible sales from transportation services.

Operations and maintenance expenses increased by $0.5 million, or 2%, and $8.1 million, or 10%, for the three- and nine-month periods ended September 30, 1994, respectively, compared with the same periods of 1993. In the third quarter, increased expenses for uncollectible accounts, software amortization, general office costs, and outside services were partially offset by reductions in distribution system operating costs and employee benefit expenses. Included in 1994 year-to-date operations expenses is a first quarter, one-time charge of $2.7 million relating to the election by 131 employees of an early retirement option. The related savings from the retirements have been realized since the first quarter and it is estimated that by year end the savings will substantially offset this first quarter charge. Increases in the provision for uncollectible accounts and software amortization were additional significant factors in the overall increase in operations and maintenance expenses for the year-to-date. These increased expenses are being recovered in rates on an annual basis under the November 1993 rate order.

Depreciation expense increased for both the quarter and year-to-date due to recent capital additions. For the third quarter and year-to-date, when compared to 1993, interest expense on long-term debt decreased primarily as a result of lower interest rates achieved through a $45 million long-term debt refinancing in September 1993. The increase in the quarter and year-to-date other interest expense is due primarily to the amortization of previously deferred interest related to the financing of gas in storage.
This was offset in part by lower short-term interest expense from reduced short-term borrowings in 1994. The income tax benefit for the third quarter of 1993 was lower than 1994 because of the lower pre-tax loss and as a result of a federal income tax increase retroactive to January 1, 1993. Income tax expense for the year-to-date increased primarily due to higher pre-tax income.

Wisconsin Gas received its most recent rate increase from the Public Service Commission of Wisconsin (PSCW) in November 1993. In July 1993 Wisconsin Gas proposed an alternative method of ratemaking which provided for an indexed rate cap and a weather adjustment mechanism (WAM). The PSCW has given initial approval to an alternative approach with a three-year margin rate cap (without the WAM) based on the rates approved in November 1993. It is expected that the PSCW will give Wisconsin Gas the option of either accepting the modified proposal or filing a traditional rate case in March 1995 with new rates becoming effective in November 1995. Wisconsin Gas anticipates it will accept the modified proposal.

Financial Condition
- -------------------
Cash flow from operations increased to $84.9 million in the first nine months of 1994 as compared to $8.3 million for the same 1993 period. A main reason for the increase in cash flow in 1994 was the significant use of cash in 1993 ($47.2 million) to purchase and store natural gas. The increase in gas in storage from the beginning of 1993 to the beginning of 1994 was due to FERC Order 636 which requires local gas distribution companies, like Wisconsin Gas, to manage their own gas supplies including seasonal gas in storage.

The increase in cash from other non-current assets and liabilities was a result of increased recovery of the deferred uncollectible expense, recognition of a deferred regulatory liability for environmental clean-up cost recoveries, and a net increase in the liability for postretirement benefits due to the early retirement option in the first quarter of 1994.

More short-term borrowings were repaid in the first nine months of 1994 than in 1993 because of the higher level of short-term debt at December 31, 1993 versus December 31, 1992. The higher level of short-term debt was needed to finance gas in storage. Cash from operations provided sufficient funds to make these payments.

Cash flow from operations exceeded capital expenditures and dividend requirements for the first nine months in 1994. In the first nine months of 1993 capital expenditures and dividends were in excess of cash flow from operations due to the financing of gas in storage.

Capital expenditures through September 1994 amounted to $30.1 million and additional capital expenditures of approximately $19.1 million are expected for the remainder of 1994. Cash flow from operations should be sufficient to fund the remaining capital expenditures for 1994. Most of the expenditures will be for expansion and renewal of the gas distribution system.

                              WISCONSIN GAS COMPANY
                       Statement of Operations (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                  ---------------------- ----------------------
                                     1994        1993       1994        1993
                                  ----------  ---------- ----------  ----------
                                              (Thousands of Dollars)

Operating Revenues............... $  76,675   $  81,761  $ 418,172   $ 399,635
                                  ----------  ---------- ----------  ----------
Operating Expenses:
  Cost of gas sold...............    53,618      59,610    272,377     267,278
  Operations.....................    24,327      23,666     83,949      75,752
  Maintenance....................     1,988       2,133      5,692       5,753
  Depreciation...................     7,480       7,057     22,130      20,719
  Taxes, other than income taxes.     2,434       2,232      7,545       6,877
                                  ----------  ---------- ----------  ----------
                                     89,847      94,698    391,693     376,379
                                  ----------  ---------- ----------  ----------

Operating Income (Loss)..........   (13,172)    (12,937)    26,479      23,256
                                  ----------  ---------- ----------  ----------

Other Income and (Deductions)....      (108)        (19)       (37)       (151)
                                  ----------  ---------- ----------  ----------
Income (Loss) Before
  Interest Expense...............   (13,280)    (12,956)    26,442      23,105
                                  ----------  ---------- ----------  ----------

Interest Expense:
  Long-term debt.................     2,837       3,290      8,709       9,860
  Other..........................       505         208      1,578       1,069
                                  ----------  ---------- ----------  ----------
                                      3,342       3,498     10,287      10,929
                                  ----------  ---------- ----------  ----------
Income (Loss) Before
  Income Taxes...................   (16,622)    (16,454)    16,155      12,176

Income Tax Expense (Benefit)....     (6,137)     (5,707)     6,054       4,515
                                  ----------  ---------- ----------  ----------

Net Income (Loss)................ $ (10,485)  $ (10,747) $  10,101   $   7,661
                                  ==========  ========== ==========  ==========



The accompanying notes are an integral part of this statement.

/TABLE

                              WISCONSIN GAS COMPANY
                                  Balance Sheet

                                                    September 30,
                                                        1994      December 31,
                                                     (Unaudited)      1993
                                                    ------------  ------------
                                                       (Thousands of Dollars)
Assets
- ------
Property, Plant and Equipment, at cost............. $    706,560  $    679,968
  Less - Accumulated depreciation..................      350,251       330,259
                                                    ------------  ------------
                                                         356,309       349,709
                                                    ------------  ------------
Current Assets:
  Cash and cash equivalents........................        2,796         9,680
  Accounts receivable, less allowance for
    doubtful accounts of $8,685 and $7,365,
    respectively...................................       37,368        64,006
  Accounts receivable - intercompany, net..........        2,945        (5,720)
  Accrued utility revenues.........................        8,230        53,483
  Materials and supplies, at weighted average cost.        3,136         3,255
  Gas in storage, at weighted average cost.........       42,855        44,697
  Deferred income taxes............................       15,246         8,280
  Prepaid taxes....................................        7,246         3,628
  Other............................................        2,628         2,128
                                                    ------------  ------------
                                                         122,450       183,437
                                                    ------------  ------------
Deferred Charges and Other:
  Gas transition costs.............................        9,238        15,485
  Deferred environmental costs.....................       41,677        41,641
  Deferred systems development costs...............       35,414        38,808
  Other regulatory assets..........................       54,037        57,211
  Prepaid pension costs............................       25,217        24,418
  Other............................................       16,177        18,321
                                                    ------------  ------------
                                                         181,760       195,884
                                                    ------------  ------------
                                                    $    660,519  $    729,030
                                                    ============  ============




The accompanying notes are an integral part of this statement.


/TABLE

                           WISCONSIN GAS COMPANY
                               Balance Sheet

                                                 September 30,
                                                     1994       December 31,
                                                  (Unaudited)       1993
                                                 ------------   ------------
                                                    (Thousands of Dollars)
Capitalization and Liabilities
- ------------------------------
Capitalization:
  Common stock................................   $          9   $          9
  Other paid-in capital.......................        118,300        113,300
  Retained earnings...........................         59,438         61,337
  Long-term debt..............................        145,782        147,644
                                                 ------------   ------------
                                                      323,529        322,290
                                                 ------------   ------------
Current Liabilities:
  Accounts payable............................         27,587         45,828
  Refundable gas costs........................         10,751         15,596
  Short-term borrowings.......................         55,000        108,000
  Current portion of long-term debt...........          2,000          2,000
  Accrued payroll and benefits................         12,273          7,560
  Other.......................................          4,515          3,715
                                                 ------------   ------------
                                                      112,126        182,699
                                                 ------------   ------------
Deferred Credits and Other:
  Deferred income taxes.......................         41,223         43,590
  Unamortized investment tax credit...........          8,470          8,654
  Environmental remediation costs.............         38,719         40,000
  Gas transition costs........................          9,238         15,485
  Other regulatory liabilities................         57,410         50,179
  Postretirement benefit obligation...........         56,304         53,895
  Other.......................................         13,500         12,238
                                                 ------------   ------------
                                                      224,864        224,041
                                                 ------------   ------------
                                                 $    660,519   $    729,030
                                                 ============   ============



The accompanying notes are an integral part of this statement.


/TABLE

                                  WISCONSIN GAS COMPANY
                           Statement of Cash Flows (Unaudited)
[CAPTION]

                                                   Nine Months Ended
                                                      September 30,
                                                -----------------------
                                                   1994         1993
                                                ----------   ----------
                                                  (Thousands of Dollars)

Operations:
  Net income................................... $  10,101    $   7,661
  Adjustments to reconcile net income to
   net cash flows:
    Depreciation and amortization..............    28,295       25,781
    Deferred income taxes......................    (9,333)         546
    Change in:
      Receivables..............................    71,891       54,547
      Gas in storage...........................     1,842      (47,202)
      Other current assets.....................      (381)        (171)
      Systems development costs................      (826)      (4,246)
      Accounts payable.........................   (18,241)     (15,843)
      Accrued taxes............................   (12,538)        (543)
      Refundable gas costs.....................    (4,845)     (13,398)
      Accrued payroll and benefits.............     4,713        6,290
      Other current liabilities................     1,055           84
      Other non-current assets and liabilities.    13,185       (5,214)
                                                ----------   ----------
                                                   84,918        8,292
                                                ----------   ----------
Investment Activities:
  Capital expenditures.........................   (30,110)     (30,300)
  Other, net...................................       308          313
                                                ----------   ----------
                                                  (29,802)     (29,987)
                                                ----------   ----------
Financing Activities:
  Change in short-term borrowings..............   (53,000)      28,000
  Issuance of long-term debt...................         -       45,000
  Reduction of long-term debt..................    (2,000)     (46,771)
  Cash dividends paid to WICOR, Inc............   (12,000)     (12,000)
  Donated capital from WICOR, Inc..............     5,000       10,000
                                                ----------   ----------
                                                  (62,000)      24,229
                                                ----------   ----------
Change in Cash and Cash Equivalents............    (6,884)       2,534
Cash and Cash Equivalents at beginning
  of period....................................     9,680        6,493
                                                ----------   ----------
Cash and Cash Equivalents at end of period..... $   2,796    $   9,027
                                                ==========   ==========

The accompanying notes are an integral part of this statement.

/TABLE

Notes to Financial Statements (Unaudited):
- -----------------------------------------

1) At September 30, 1994, Wisconsin Gas had unsecured lines of credit available from several banks totalling $30 million. As of September 30, 1994, no short-term borrowings were outstanding under these credit agreements.

   At September 30, 1994, $55 million of commercial paper was outstanding at a weighted average interest rate of 5.0%

2) For purposes of the Statement of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                              For the Nine Months
                                              Ended September 30,
                                            ------------------------
                                               1994          1993
                                            ----------    ----------
                                             (Thousands of Dollars)

        Income taxes paid                   $  30,003     $   7,265
        Interest paid                       $  12,031     $  10,561


3) In July 1993, Wisconsin Gas submitted an incentive rate making proposal to the Public Service Commission of Wisconsin ("PSCW"). In its April 1994 initial decision, the PSCW significantly modified the Company's proposal. Under the modified proposal, the Company's rates will be subject to a three year margin rate cap based on the rates approved in November, 1993. The Company will also be required to reduce its rates by $10.1 million, to reflect a reduction in certain non-cash expenses. Over a twelve month period, this rate reduction will result in no net income impact, but will reduce cash flow. It is expected that the PSCW will give the Company the option of either accepting the modified proposal or filing a traditional rate case in March 1995 with new rates becoming effective in November, 1995. The Company anticipates it will accept the modified proposal.

4) WICOR invested $5 million and $2 million in Wisconsin Gas in the first quarter of 1994 and 1993, respectively. An additional investment of $8 million was made in the third quarter of 1993.

5) In January 1994, the Company offered a voluntary early retirement incentive plan to employees age 55 and over. A total of 131 employees elected to retire under the provisions of this incentive plan. The Company recorded a charge, which includes the impact on the pension and postretirement benefit plans, to operating expense of $2.7 million in the first quarter of 1994.

Part II - Other Information
- ---------------------------

Item 1. Legal Proceedings
- -------------------------

   During the first quarter of 1994, Wisconsin Gas initiated suit against certain of its liability insurance carriers for coverage for environmental property damage associated with former manufactured gas plants. The insurance carriers named as defendants in the suit recently moved to dismiss the case, contending that a decision of the Wisconsin Supreme Court makes it questionable as to whether they will be obligated to reimburse Wisconsin Gas for such costs. The motion was decided in favor of the Company. The Supreme Court rendered a decision in June 1994 (and denied a motion to reconsider in October
   1994) in a case not involving Wisconsin Gas which holds in general that comprehensive general liability insurance policies may not provide coverage for response costs under Federal or State environmental clean-up statutes in certain circumstances. The motion to dismiss by the insurance carriers in the Wisconsin Gas case was decided in favor of the Company.

   Wisconsin Gas is continuing to litigate its claims and is in various stages of negotiations with its insurance carriers regarding settlement of the litigation. A trial in the matter is scheduled for January 9, 1995. Based on recent PSCW orders, the Company currently believes that any cleanup costs not recoverable from its insurance carriers will be allowed full recovery in rates (excluding carrying costs).


Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

   (a)  Exhibits

        27 - Financial data schedule.

   (b)  Reports on Form 8-K - There were no reports on Form 8-K filed for the third quarter of 1994.

                                SIGNATURES
                               -----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                          WISCONSIN GAS COMPANY



Dated:  October 27, 1994          By:     /s/ Joseph P. Wenzler
                                       ---------------------------
                                              Joseph P. Wenzler


                                        Vice President and Chief
                                            Financial Officer

                          Wisconsin Gas Company
                        Exhibit Index - Form 10-Q



Exhibit No.                           Exhibit
- -----------            ----------------------------------------

    27                 Financial data schedule