Form 10-K405
WISCONSIN GAS CO
filed 1995-03-14
CIK 107819

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

/ X /  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1994
                                OR
/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from            to

                   Commission file number 1-7530

                       WISCONSIN GAS COMPANY

      (Exact name of registrant as specified in its charter)

          Wisconsin                     39-0476515
(State or other jurisdiction of      (I.R.S. Employer
 incorporation or organization)     Identification No.)
        626 East Wisconsin Avenue
                P.O. Box 334
           Milwaukee, Wisconsin                    53201
   (Address of principal executive offices)      (Zip Code)

  Registrant's telephone number, including area code 414-291-7000

 Securities registered pursuant to Section 12(b) of the Act:  None

 Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    X   Yes        No.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

Aggregate market value of the voting stock held by non-affiliates of the registrant: None

Number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1995:

       Common Stock, $8 par value               1,125 shares

               Documents Incorporated by Reference.

     WICOR, Inc. proxy statement dated March 10, 1995 (Part III)

                     Reduced Disclosure Format

The registrant meets the conditions set forth in General Instructions
(J)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format.

                        TABLE OF CONTENTS
                                                          PAGE

PART I.                                                      1

Item  1.  Business                                           1
(a)  General                                                 1
(b)  Gas Supply and Pipeline Capacity                        1
  (1)     General                                            1
  (2)     Pipeline Capacity                                  2
  (3)     Term Gas Supply                                    3
  (4)     Spot Market Gas Supply                             3

(c)  Employee                                                3

Item  2.  Properties                                         3

Item  3.  Legal Proceedings                                  3

Item  4.  Submission of Matters to a Vote of Security Holders     4

PART II.                                                          4

Item  5.  Market for Registrant's Common Equity and
             Related Stockholder Matters                     4

Item  6.  Selected Financial Data                            5

Item  7.  Management's Discussion and Analysis of
             Results of Operations and Financial
             Condition                                       5

Item  8.  Financial Statements and Supplementary Data        5

Item  9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                  5

Part III.                                                         5

Item 10.  Directors and Executive Officers of the Registrant 5

Item 11.  Executive Compensation                             5

Item 12.  Security Ownership of Certain
     Beneficial Owners and Management                        5

Item 13.  Certain Relationships and Related Transactions     5

Part IV.                                                          5

Item 14.  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K                         5

(a)  Documents Filed as Part of the Report                   5

  1. All Financial Statements and Report of
        Independent Public Accountants                       5
  2. Financial Statement Schedules                           6
  3. Exhibits                                                6

(b)  Reports on Form 8-K                                     8

                              PART I

Item  1.  BUSINESS

(a)  General

  Wisconsin Gas Company (the "Company" or "Wisconsin Gas") is a Wisconsin corporation and a wholly-owned subsidiary of WICOR, Inc. ("WICOR") and maintains its principal executive offices in Milwaukee, Wisconsin. The Company is the largest natural gas distribution public utility in Wisconsin, where all of its business is conducted. At December 31, 1994, Wisconsin Gas distributed gas to approximately 495,000 residential, commercial and industrial customers in 496 communities throughout Wisconsin having an estimated population of 1,458,000 based on the State of Wisconsin's estimates for 1994. The Company is subject to the jurisdiction of the Public Service Commission of Wisconsin ("PSCW") as to various phases of its operations, including rates, service and issuance of securities.

  Wisconsin Gas' business is highly seasonal, particularly as to residential and commercial sales for space heating purposes, with a substantial portion of its sales occurring in the winter heating season. The following table sets forth the volumes of natural gas delivered by Wisconsin Gas to its customers.

                         Year Ended                       Year Ended
                     December 31, 1994               December 31, 1993
                    --------------------            --------------------
                              Thousands             Thousands
Customer Class                of Therms*   Percent  of Therms*   Percent
------------------------      ----------   -------  ----------   -------
Residential                               463,690        38.8   479,640 39.8
Commercial                                185,980        15.5   190,600 15.8
Large Volume Commercial
  and Industrial Firm           145,440      12.2     152,460      12.7
Commercial and Industrial
  Interruptible                           282,170        23.6   208,490 17.3
Transported                               119,080         9.9   174,080  14.4
                              ----------   -------  ----------   -------
Total Gas Purchased
  and Transported                       1,196,360       100.0 1,205,270 100.0
                              ==========   =======  ==========   =======

*One therm equals 100,000 BTU's

  The volumes shown as transported represent customer-owned gas that was delivered by Wisconsin Gas to such customers. The remaining volumes represent quantities sold to customers by the Company.

(b)  Gas Supply and Pipeline Capacity

  (1)     General

  Prior to the Federal Energy Regulatory Commission's ("FERC") Order No.
636, the interstate pipelines serving Wisconsin Gas were the primary suppliers of natural gas to Wisconsin Gas. During the transition period prior to the issuance of Order No. 636, Wisconsin Gas gradually assumed responsibility for the acquisition of supply in the production areas of North America, as well as the management of transportation and storage capacities to deliver that supply to its market area. On November 1, 1993, Wisconsin Gas commenced full operation and responsibility for its supply and capacity under the requirements of Order No. 636.

  One of the provisions of Order No. 636 is capacity release. Capacity release creates a secondary market for pipeline capacity and gas supplies. Local distribution companies, such as Wisconsin Gas, must contract for capacity and supply sufficient to meet the peak day firm demand of their customers. Peak or near peak days occur only a few times each year, so capacity release facilitates higher utilization of capacity during those times when the capacity is not needed by the utility. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase that capacity. The proceeds from these transactions are passed-through to the ratepayers, thereby helping to offset the costs associated with holding the capacity. During 1994, Wisconsin Gas was an active participant in the capacity release market.

  During 1993-94, the first year of operating under Order No. 636, the Company was able to meet its contractual obligations with both its suppliers and its customers despite unseasonably cold weather in January and February 1994 and unseasonably warm weather in November and December 1994. The following table sets forth the volumes of natural gas purchased by Wisconsin Gas and the volumes transported for customers.

                          Year Ended                      Year Ended
                      December 31, 1994               December 31, 1993
                    --------------------            --------------------
                              Thousands              Thousands
Natural Gas Purchased         of Therms*   Percent  of Therms*   Percent
---------------------------   ----------   -------  ----------   -------
Natural Gas Purchased
  ANR                                 0       0.0     467,544      38.8
  NNG                                 0       0.0      20,348       1.7
  Viking                              0       0.0      11,917       1.0
Term contracts
  (in excess of 30 days)        980,170      81.9     398,197      33.0
  Spot Market                    97,110       8.1     133,184      11.1
                              ----------   -------  ----------   -------
Total Gas Purchased           1,077,280      90.0   1,031,190      85.6
Customer Gas Transported        119,080      10.0     174,080      14.4
                              ----------   -------  ----------   -------
Total Gas Purchased
    and Transported           1,196,360     100.0   1,205,270     100.0
                              ==========   =======  ==========   =======

*One therm equals 100,000 BTU's.

  Wisconsin Gas purchased no gas from ANR, NNG and Viking in 1994 because Order No. 636 prohibits pipelines from selling gas as they did historically.

  (2)     Pipeline Capacity

  Interstate pipelines serving Wisconsin originate in three major gas producing areas of North America: the Oklahoma and Texas basins, the Gulf of Mexico and western Canada. Wisconsin Gas has contracted for long-term firm capacity on a relatively equal basis from each of these areas. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of the Company's supply portfolio and that Canada represents an important long-term source of reliable, competitively priced gas.

  Because of the seasonal variations in gas usage in Wisconsin, Wisconsin
Gas has also contracted with ANR and NNG for substantial underground storage capacity, primarily in Michigan. There are no known underground storage formations in Wisconsin capable of commercialization. Storage enables Wisconsin Gas to optimize its overall gas supply and capacity costs. In summer, gas in excess of market demand is transported into the storage fields, and in winter, gas is withdrawn from storage and combined with gas purchased in or near the production areas ("flowing gas") to meet the increased winter market demand. As a result, Wisconsin Gas can contract for less pipeline capacity than would otherwise be necessary, and it can purchase gas on a more uniform daily basis from suppliers year-round. Each of these capabilities enables Wisconsin Gas to reduce its overall costs.

  Wisconsin Gas' firm winter daily transportation and storage capacity entitlements from pipelines under long-term contracts are set forth below.

                               Maximum
                             (Thousands
     Pipeline                of Therms*)
     ------------------                            -----------
     ANR
       Mainline                           2,999
       Storage                            4,879
     NNG
       Mainline                           1,077
       Storage                              150
     Viking
       Mainline                              64
     Peaking Facilities                      54
                             -----------
       Total                    9,223
                             ===========

*One therm equals 100,000 BTU's.

  (3)     Term Gas Supply

  Wisconsin Gas has term firm contracts (initial terms in excess of 30 days) with approximately 30 gas suppliers for gas produced in each of the three producing areas discussed above. The term contracts have varying durations so that only a portion of the Company's gas supply expires in any year. the Company believes the volume of gas under contract is sufficient to meet its forecasted firm peak day demand. The following table sets forth Wisconsin Gas' winter season maximum daily firm total gas supply.

                               Maximum
                             (Thousands
                             of Therms*)
                             -----------
  Domestic flowing gas                    2,387
  Canadian flowing gas                    1,396
  Storage withdrawals                     5,029
                             -----------
    Total                       8,812
                             ===========

*One therm equal 100,000 BTU's.

  (4)     Spot Market Gas Supply

  Wisconsin Gas expects to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. The Company has purchased spot market gas since 1985 and has supply relationships with a number of sellers from whom it purchases spot gas.

(c)  Employees

  The Company had 1,166 full-time equivalent active employees at December 31, 1994.

Item  2.  PROPERTIES

  Wisconsin Gas owns a distribution system which, on December 31, 1994, included approximately 8,100 miles of distribution and transmission mains, 407,000 services and 498,000 active meters. The Company's distribution system consists almost entirely of plastic and coated steel pipe. The Company owns its main office building in Milwaukee, office buildings in certain other communities in which it serves, gas regulating and metering stations, peaking facilities and its major service centers, including garage and warehouse facilities. The Milwaukee and other office buildings, the principal service facilities and the gas distribution systems of Wisconsin Gas are owned by it in fee subject to the lien of its Indenture of Mortgage and Deed of Trust, dated as of November 1, 1950, under which its first mortgage bonds are issued, and to permissible encumbrances as therein defined.

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

  Wisconsin Gas has identified two previously owned sites on which it operated manufactured gas plants that are of environmental concern. Such plants ceased operations prior to the mid-1950's. Wisconsin Gas has engaged an environmental consultant to help determine the nature and extent of the contamination at these sites. Based on the test results obtained and the possible restoration alternatives available, the Company has estimated that cleanup costs could range from $22 million to $75 million. As of December 31, 1994, the Company has accrued $37.2 million for cleanup costs in addition to $4.0 million of costs already incurred. These estimates are based on current undiscounted costs. It should also be noted that the numerous assumptions such as the type and extent of contamination, available restoration techniques, and regulatory requirements which are used in developing these estimates are subject to change as new information becomes available. Any such changes in assumptions could have a significant impact on the potential liability.

  The Wisconsin Department of Natural Resources ("WDNR") issued a
Potentially Responsible Party letter to Wisconsin Gas for these two sites in September 1994. Following receipt of this letter, Wisconsin Gas and WDNR held an initial meeting to discuss the sites. At the meeting it was agreed that Wisconsin Gas would prepare a remedial action options report from which it will select specific restoration actions for recommendation to the WDNR. This information will be prepared in the first quarter of 1995. Barring unforeseen delays, expenditures by Wisconsin Gas on restoration work could commence as early as 1995 and will increase in future years as plan approvals are obtained. Expenditures over the next several years are expected to total approximately $20 million. Although most of the work and costs are expected to be incurred in the first several years of the plan, monitoring of sites and other necessary actions may be undertaken for up to 30 years.

  In February 1994, Wisconsin Gas commenced suit against nine insurance carriers seeking a declaratory judgment regarding insurance coverage for the two sites. Settlements were reached with each of the carriers during 1994. If the amount recovered from the insurance carriers is insufficient to remediate both sites, expenditures not recovered will be allowed full recovery (other than for carrying costs) in rates based upon recent PSCW orders. Accordingly, the accrual for future restoration costs has been deferred as a regulatory asset. Certain related investigation costs incurred to date are currently being recovered in utility rates.

  Wisconsin Gas also owns a service center that is constructed on a site that was previously owned by the City of Milwaukee and was used by the City as a public dump site. The Company has conducted a site assessment at the request of the WDNR and has sent the report of its assessment to the WDNR. Management cannot predict whether or not the WDNR will require any restoration action, nor the extent or cost of any restoration actions that may be required. In the judgment of management, any restoration costs incurred by the Company will be recoverable from the City of Milwaukee or in Wisconsin Gas' rates under the PSC orders discussed above.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Omitted pursuant to General Instruction J (2) (c).

                              PART II

Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS

  WICOR owns all the issued and outstanding common stock of the Company.
The Wisconsin Business Corporation Law, the Company's Indenture of Mortgage and Deed of Trust and the indentures supplemental thereto, and the agreements under which debt is outstanding each contain certain restrictions on the payment of dividends on common stock. By order of the PSCW, Wisconsin Gas is generally permitted to pay dividends up to the amount projected in its rate case. The Company may pay dividends in excess of the projected dividend amount so long as payment will not caused the equity ratio to fall below 48.43%. If payment of projected dividends would cause its equity ratio to fall below 43% or if payment of additional dividends would cause its equity ratio to fall below 48.43%, Wisconsin Gas must obtain PSCW approval to pay such dividends. Wisconsin Gas has projected the payment of $16 million of dividends during the 12 months ending October 31, 1995. See Note 6 of Notes to Financial Statements contained in Exhibit 13, the WICOR 1994 Annual Report to Shareholders, which note is incorporated herein by reference. The PSCW desires Wisconsin Gas to target its common equity level at 43% to 50% of total capitalization. For the year ended December 31, 1994, the Company's average common equity level was 48.82%. The Company paid cash dividends of $16,000,000 on common stock to WICOR in 1994 and 1993, respectively.

Item  6.  SELECTED FINANCIAL DATA

  Omitted pursuant to General Instruction J(2)(a).

Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
     OF OPERATIONS AND FINANCIAL CONDITION

  Reference is made to the section entitled "Financial Review" set forth in the WICOR 1994 Annual Report to Shareholders. Such section is included in
Exhibit 13, which, insofar as it pertains to the Company, is hereby incorporated herein by reference.

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

(a)  The following documents are filed as part of this Annual Report on Form
10-K:

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

     3.2  Amendment to Wisconsin Gas Company By-laws, effective
          February 28, 1995.

     3.3  Wisconsin Gas Company By-laws, as amended.

     4.1 Indenture of Mortgage and Deed of Trust dated as of November 1, 1950, between Milwaukee Gas Light Company and Mellon National Bank and Trust Company and D. A. Hazlett, Trustees (incorporated by reference to Exhibit 7-E to the Company's Registration Statement
          No. 2-8631).

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

     4.4  Indenture dated as of September 1, 1990, between
          Wisconsin Gas Company and First Wisconsin Trust Company, Trustee (incorporated by reference to Exhibit 4.11 to the Company's Form S-3 Registration Statement No. 33-
          36639).

     4.5 Officers' Certificate dated as of November 28, 1990, setting forth the terms of the Company's 9-1/8% Notes due 1997 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K Current Report for November 30,
          1990).

     4.6 Officers' Certificate dated as of November 19, 1991, setting forth the terms of Wisconsin Gas Company's 7-1/2% Notes due 1998 (incorporated by reference to Exhibit 4.1 to Wisconsin Gas Company's Form 8-K Current Report for November 19, 1991).

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

     4.9 Extension of Revolving Credit and Term Loan Agreement dated as of February 18, 1994, among Wisconsin Gas Company and Citibank, N.A., Firstar Bank Milwaukee, Harris Trust and Savings Bank, M&I Marshall & Ilsley Bank and Citibank, N.A., as Agent.

     4.10 Loan Agreement dated as of November 4, 1991, by and among M&I Marshall & Ilsley Bank, Wisconsin Gas Company
          Employee's Savings Plans Trust and WICOR, Inc.
          (incorporated by reference to Exhibit 4.16 to the Company's Form 10-K Annual Report for 1991).

     10.1 Service Agreement dated as of January 1, 1988, among
          WICOR, Inc., Wisconsin Gas Company, Sta-Rite Industries, Inc. and WEXCO of Delaware, Inc. (incorporated by reference to Exhibit 10.1 the Company's Form 10-K Annual
                    Report for 1988).

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

     10.4#       WICOR, Inc. 1992 Director Stock Option Plan
                 (incorporated by reference to Exhibit 4.1 to WICOR, Inc.'s Form S-8 Registration No. 33-67132).

     10.5# Form of nonstatutory stock agreement used in conjunction with the WICOR, Inc. 1992 Director Stock Option Plan (incorporated by reference to Exhibit 4.2 to WICOR, Inc.'s Form S-8 Registration Statement No. 37-67132).

     10.6#       WICOR, Inc. 1994 Long-Term Performance Plan
                 (incorporated by reference to Exhibit 4.1 to the WICOR, Inc. Form S-8 Registration Statement No. 33-55755).

     10.7# Form of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1994 Long-Term
                 Performance Plan (incorporated by reference to Exhibit
                 4.2 to the WICOR, Inc. Form S-8 Registration Statement No. 33-55755).

     10.8# Form of restricted stock agreement used in connection with the WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference to Exhibit 4.3 to the WICOR, Inc. Form S-8 Registration Statement No. 33-55755).

     10.9# Wisconsin Gas Company Principal Officers' Supplemental Retirement Income Program (incorporated by reference to
                 Exhibit 10.6 to the Company's Form 10-K Annual Report for 1993).

     10.10#      Wisconsin Gas Company 1995 Officers' Incentive
                 Compensation Plan.

     10.11#      Wisconsin Gas Company Officers' Medical Expense
                 Reimbursement Plan (incorporated by reference to Exhibit
                 10.22 to the Company's Form 10-K Annual Report for
                 1992).

     10.12#      Wisconsin Gas Company Group Travel Accident Plan
                 (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K Annual Report for 1992).

     10.13# Form of Deferred Compensation Agreement between Wisconsin Gas Company and certain of its officers (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K Annual Report for 1991).

     10.14# WICOR, Inc. Retirement Plan for Directors, as amended (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K Annual Report for 1992).

     13   "Financial Review" portions of WICOR, Inc. 1994 Annual
          Report to Shareholders.

     27   Financial Data Schedule.

(b)  Reports on Form 8-K.

     No Current Report on Form 8-K was filed during the fourth quarter of 1994.

# Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company.

                            SIGNATURES



  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        WISCONSIN GAS COMPANY


Date:  March 13, 1995                             By   JOSEPH P. WENZLER
                                        -----------------------
                                          Joseph P. Wenzler
                                         Vice President and
                                        Chief Financial Officer



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the succeeding pages by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       WISCONSIN GAS COMPANY

         Signature                       Title                      Date
------------------------------  -----------------------------  --------------
THOMAS F. SCHRADER
Thomas F. Schrader              President, Chief Executive
                                Officer and Director
                                (Principal Executive Officer)  March 13, 1995


JOSEPH P. WENZLER
Joseph P. Wenzler               Vice President and             March 13, 1995
                                Chief Financial Officer
                                (Principal Financial and
                                Principal Accounting Officer)


WENDELL F. BUECHE
Wendell F. Bueche               Director                       March 13, 1995


WILLIE D. DAVIS                 Director                       March 13, 1995
Willie D. Davis


JERE D. MCGAFFEY
Jere D. McGaffey                Director                       March 13, 1995


DANIEL F. MCKEITHAN, JR.
Daniel F. McKeithan, Jr.        Director                       March 13, 1995


GUY A. OSBORN
Guy A. Osborn                   Director                       March 13, 1995


STUART W. TISDALE
Stuart W. Tisdale               Director                       March 13, 1995


GEORGE E. WARDEBERG
George E. Wardeberg             Director                       March 13, 1995


ESSIE M. WHITELAW
Essie M. Whitelaw               Director                       March 13, 1995


WILLIAM B. WINTER
William B. Winter               Director                       March 13, 1995


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wisconsin Gas Company:

We have audited the accompanying balance sheet and statement of capital-

ization of WISCONSIN GAS COMPANY (a Wisconsin corporation and a wholly owned subsidiary of WICOR, Inc.) as of December 31, 1994 and 1993, and the related statements of income, common equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signi-

ficant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Gas Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 8 to Wisconsin Gas Company's Financial Statements, effective January 1, 1992, Wisconsin Gas Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.







                                       ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
February 2, 1995

                              WISCONSIN GAS COMPANY
                               Statements of Income

                                                    Year Ended December 31,
                                               --------------------------------
                                                 1994        1993       1992
                                               --------------------------------
                                                    (Thousands of Dollars)
Operating Revenues..........................   $556,587    $574,835   $495,415
                                               ---------   ---------  ---------
Operating Expenses:
  Cost of gas sold..........................    357,482     382,027    319,377
  Operations................................    108,397     102,385     91,782
  Maintenance...............................      7,409       7,279      6,952
  Depreciation..............................     29,260      27,892     25,477
  Taxes, other than income taxes............      9,675       9,063      8,548
                                               ---------   ---------  ---------
                                                512,223     528,646    452,136
                                               ---------   ---------  ---------

Operating Income............................     44,364      46,189     43,279
                                               ---------   ---------  ---------

Interest expense............................     14,348      14,781     14,889
Other income and expenses...................        127         258        119
                                               ---------   ---------  ---------
Income Before Income Taxes..................     29,889      31,150     28,271

Income Taxes................................     10,993      11,280     10,211
                                               ---------   ---------  ---------

Net Income..................................   $ 18,896    $ 19,870   $ 18,060
                                               =========   =========  =========


The accompanying notes are an integral part of this statement.

                              WISCONSIN GAS COMPANY
                                  Balance Sheet


                                                          As of December 31,
                                                        -----------------------
                                                          1994          1993
                                                        -----------------------
                                                        (Thousands of Dollars)
Assets
------
Property, Plant and Equipment, at cost...............   $718,988      $679,968
  Less - Accumulated depreciation....................    356,033       330,259
                                                        ---------     ---------
                                                         362,955       349,709
                                                        ---------     ---------
Current Assets:
  Cash and cash equivalents..........................     17,279         9,680
  Accounts receivable, less allowance for doubtful
    accounts of $7,159,000 and $7,365,000,
    respectively.....................................     42,662        64,006
  Accounts receivable, intercompany, net.............      1,359        (5,720)
  Accrued utility revenues...........................     40,327        53,483
  Materials and supplies, at weighted average cost...      2,983         3,255
  Gas in storage, at weighted average cost...........     38,050        44,697
  Deferred income taxes..............................     13,183         8,280
  Prepaid taxes......................................      6,813         6,090
  Other..............................................      2,269         2,128
                                                        ---------     ---------
                                                         164,925       185,899
                                                        ---------     ---------
Deferred Charges and Other:
  Systems development costs..........................     34,071        38,808
  Deferred environmental costs.......................     41,942        41,641
  Other regulatory assets............................     51,543        57,211
  Gas transition costs...............................      7,411        15,485
  Prepaid pension costs..............................     25,394        24,418
  Other..............................................     19,610        18,321
                                                        ---------     ---------
                                                         179,971       195,884
                                                        ---------     ---------
                                                        $707,851      $731,492
                                                        =========     =========




The accompanying notes are an integral part of this statement.

                              WISCONSIN GAS COMPANY
                                  Balance Sheet

                                                           As of December 31,
                                                         -----------------------
                                                           1994          1993
                                                         -----------------------
                                                         (Thousands of Dollars)
Capitalization and Liabilities
------------------------------
Capitalization  (See accompanying statement):
  Long-term debt.......................................  $143,831      $147,644
  Preferred stock......................................         -             -
  Common equity........................................   182,995       174,646
                                                         ---------     ---------
                                                          326,826       322,290
                                                         ---------     ---------
Current Liabilities:
  Accounts payable.....................................    44,645        45,828
  Refundable gas costs.................................    18,058        15,596
  Short-term borrowings................................    85,000       108,000
  Current portion of long-term debt....................     4,000         2,000
  Accrued payroll and benefits.........................     7,313         7,560
  Accrued taxes........................................     1,164         2,462
  Other................................................     3,477         3,715
                                                         ---------     ---------
                                                          163,657       185,161
                                                         ---------     ---------
Deferred Credits and Other:
  Deferred income taxes................................    40,002        43,590
  Postretirement benefit obligation....................    55,624        53,895
  Environmental remediation costs......................    37,188        40,000
  Unamortized investment tax credit....................     8,187         8,654
  Gas transition costs.................................     7,411        15,485
  Other regulatory liabilities.........................    54,636        50,179
  Other................................................    14,320        12,238
                                                         ---------     ---------
                                                          217,368       224,041
                                                         ---------     ---------
Commitments and Contingencies (Note 6)
                                                         ---------     ---------
                                                         $707,851      $731,492
                                                         =========     =========



The accompanying notes are an integral part of this statement.

                              WISCONSIN GAS COMPANY
                             Statements of Cash Flow
                Increase (Decrease) in Cash and Cash Equivalents

                                                   Year Ended December 31,
                                              ---------------------------------
          (Thousands of Dollars)                1994        1993        1992
                                              ---------------------------------
Operations:
  Net income...............................   $ 18,896    $ 19,870    $ 18,060
  Adjustments to reconcile net income to
   cash provided by operating activities:
    Depreciation and amortization..........     37,419      34,786      30,520
    Deferred income taxes..................     (8,491)     (4,851)      6,392
    Change in:
      Receivables..........................     34,500      (9,821)     (7,281)
      Gas in storage.......................      6,647     (38,050)     (6,252)
      Other current assets.................     (6,948)        (94)     (2,691)
      Deferred systems development costs...       (841)     (6,530)     (9,976)
      Accounts payable.....................     (1,183)    (11,284)     (2,370)
      Accrued taxes........................     (2,021)      1,432       1,646
      Refundable gas costs.................      2,462       1,955       5,633
      Other current liabilities............       (485)     10,006        (544)
      Other noncurrent assets and
        liabilities........................      7,474      (5,974)     (6,633)
                                              ---------   ---------   ---------
                                                87,429      (8,555)     26,504
                                              ---------   ---------   ---------
Investment Activities:
  Capital expenditures.....................    (44,626)    (42,253)    (62,125)
  Other,net................................        343         541         274
                                              ---------   ---------   ---------
                                               (44,283)    (41,712)    (61,851)
                                              ---------   ---------   ---------
Financing Activities:
  Change in short-term borrowings..........    (23,000)     59,000      37,000
  Issuance of long-term debt...............          -      45,000           -
  Reduction of long-term debt..............     (2,000)    (46,771)     (4,950)
  Donated capital from WICOR, Inc..........      5,000      12,000      15,000
  Cash dividends paid to WICOR, Inc........    (16,000)    (16,000)    (14,000)
  Other....................................        453         225         141
                                              ---------   ---------   ---------
                                               (35,547)     53,454      33,191
                                              ---------   ---------   ---------

Change in Cash and Cash Equivalents........      7,599       3,187      (2,156)
Cash and Cash Equivalents at beginning
  of year..................................      9,680       6,493       8,649
                                              ---------   ---------   ---------
Cash and Cash Equivalents at end of year...   $ 17,279    $  9,680    $  6,493
                                              =========   =========   =========

The accompanying notes are an integral part of this statement.

                              WISCONSIN GAS COMPANY
                           Statements of Common Equity


                                                  Year Ended December 31,
                                             ---------------------------------
                                               1994        1993        1992
                                             ---------------------------------
                                                  (Thousands of Dollars)
Common Stock
  Balance at beginning and end of year....   $      9    $      9    $      9
                                             ---------   ---------   ---------

Other Paid-In Capital
  Balance at beginning of year............    113,300     101,075      85,933
    Donated capital from WICOR, Inc.......      5,000      12,000      15,000
    Other.................................        453         225         142
                                             ---------   ---------   ---------
  Balance at end of year..................    118,753     113,300     101,075
                                             ---------   ---------   ---------

Retained Earnings
  Balance at beginning of year............     61,337      57,467      53,407
    Net income............................     18,896      19,870      18,060
    Cash dividends paid to WICOR, Inc.....    (16,000)    (16,000)    (14,000)
                                             ---------   ---------   ---------
  Balance at end of year..................     64,233      61,337      57,467
                                             ---------   ---------   ---------

Total Common Equity at end of year........   $182,995    $174,646    $158,551
                                             =========   =========   =========


The accompanying notes are an integral part of this statement.

                              WISCONSIN GAS COMPANY
                           Statements of Capitalization

                                                           As of December 31,
                                                         -----------------------
                                                           1994          1993
                                                         -----------------------
                                                         (Thousands of Dollars)
Long-Term Debt
  First mortgage bonds
    Adjustable Rate Series, 7.4% and 8.1%,
      respectively, due 2002............................ $ 10,000      $ 14,000
  9-1/8% Notes due 1997.................................   50,000        50,000
  7-1/2% Notes due 1998.................................   40,000        40,000
  6.6% Notes due 2013...................................   45,000        45,000
  Unamortized debt discount and expense.................   (1,169)       (1,356)
                                                         ---------     ---------
                                                          143,831       147,644
                                                         ---------     ---------
Preferred Stock
  Without par value, cumulative; authorized 1,500,000
    shares, none outstanding............................        -             -
                                                         ---------     ---------

Common Equity
  Common Stock, $8 par value, authorized 5,000,000
    shares, 1,125 shares outstanding....................        9             9
  Other paid-in capital.................................  118,753       113,300
  Retained earnings.....................................   64,233        61,337
                                                         ---------     ---------
                                                          182,995       174,646
                                                         ---------     ---------
                                                         $326,826      $322,290
                                                         =========     =========


The accompanying notes are an integral part of this statement.

                       Wisconsin Gas Company
                   Notes to Financial statements

1.        ACCOUNTING POLICIES

a.       Business

         Wisconsin Gas is a public utility engaged in the distribution of natural gas throughout Wisconsin. Most of its revenues, however, are derived from gas delivered in southeastern Wisconsin. Wisconsin Gas is subject to regulation by the Public Service Commission of Wisconsin (PSCW) and gives recognition to ratemaking policies substantially in accordance with the Federal Energy Regulatory Commission (FERC) System of Accounts.

b.       Gas Distribution Revenues and Purchased Gas Costs

         Utility billings are rendered on a cycle basis. Revenues include estimated amounts accrued for service provided but not yet billed.
         Wisconsin Gas' rate schedules contain purchased gas adjustment
(PGA) provisions which permit the recovery of actual purchased gas costs incurred. The difference between actual gas costs incurred and costs recovered through rates, adjusted for inventory activity, is deferred as a current asset or liability. The deferred balance is returned to or recovered from customers at intervals throughout the year and any residual balance at the annual October 31 reconciliation date is subsequently refunded to or recovered from customers.
         The PSCW is currently permitting Wisconsin Gas to recover pipeline supplier take-or-pay settlement costs, allocating a portion of the direct-billed costs to each customer class, including transportation customers.

c.       Plant and Depreciation

         Gas distribution property, plant and equipment is stated at original cost, including overhead allocations. Upon ordinary retirement of plant assets, their cost plus cost of removal, net of salvage, is charged to accumulated depreciation, and no gain or loss is recognized.
         The depreciation of Wisconsin Gas' assets is computed using straight-line rates over estimated useful lives and considers salvage value. These rates have been consistently used for ratemaking purposes. The composite rates are 4.5% for 1994 and 4.7% for 1993 and 1992.

d.       Regulatory Accounting and Deferred Charges

         Wisconsin Gas accounts for its regulated operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This statement sets forth the application of generally accepted accounting principles to those companies whose rates are determined by an independent third-party regulator. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses as those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities).
         The amounts recorded as regulatory assets and regulatory liabilities in the balance sheet at December 31, 1994 and 1993 are as follows:

(Thousands of Dollars)                   1994       1993
       ----------                     ----------
Regulatory assets:
     Deferred environmental costs     $  41,942  $  41,641
     Income tax-related amounts
       due from customers (Note 2)        3,711      5,650
     Postretirement benefit
       costs (Note 8)                    47,832     51,561
     Gas transition costs                 7,411     15,485
     Other                               16,000     14,499
       ----------                     ----------
       $ 116,896                      $ 128,836
       ==========                     ==========
Regulatory liabilities:
     Income tax-related amounts
       due to customers (Note 2)      $  18,792  $  21,762
     Pension costs (Note 8)              22,333     22,808
     Refundable gas costs                18,058     15,596
     Other                               14,469      4,658
       ----------                     ----------
       $  73,652                      $  64,824
       ==========                     ==========

   Consistent with PSCW regulation, Wisconsin Gas has capitalized computer systems development costs which are to be amortized over a five- to ten- year period, generally as the respective systems become operational.
   Wisconsin Gas is precluded from discontinuing service to residential customers within its service area during a certain portion of the heating season. Any differences between doubtful account provisions based on actual experience and provisions allowed for ratemaking purposes by the PSCW are deferred for later recovery in rates as a cost of service. The most recent PSCW rate order provides for a $13.9 million allowable annual provision for doubtful accounts, including amortization of prior deferred amounts. See Notes 6 and 8 for discussion of additional deferred charges.

e. Income Taxes

   Wisconsin Gas as a wholly owned subsidiary of WICOR, Inc. is included in WICOR's consolidated Federal income tax return and allocates Federal current tax expense or credits to Wisconsin Gas based on its respective separate tax computation. Beginning with 1992, the Wisconsin Gas has provided deferred income taxes in accordance with SFAS 109 "Accounting for Income Taxes," to reflect tax effects of reporting book and taxable income in different periods (See Note 2).
   Investment tax credits were recorded as a deferred credit on the balance sheet and are being amortized to income over the applicable service lives of the related properties in accordance with regulatory treatment.

f. Cash Flows

   Wisconsin Gas considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Due to the short maturity of these instruments, market value approximates cost.
   For purposes of the Consolidated Statements of Cash Flow, income taxes paid (net of refunds) and interest paid (excluding capitalized interest) were as follows for each of the years ended December 31, 1994, 1993 and 1992:

(Thousands of Dollars)                1994       1993        1992
-----------------------            ---------- ----------  ----------
Income taxes paid                  $  30,059  $   8,188   $   4,824
Interest paid                      $  13,374  $  15,043   $  14,334

g. Reclassifications

   Certain prior year financial statement amounts have been reclassified to conform to their current year presentation.

2. INCOME TAXES

   In the fourth quarter of 1992, Wisconsin Gas adopted SFAS No. 109, "Accounting for Income Taxes," retroactive to January 1, 1992. Under the liability method prescribed by SFAS No. 109, deferred taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. Changes in Wisconsin Gas' deferred income taxes arising from the adoption represent amounts recoverable or refundable through future rates and have been recorded as regulatory assets and liabilities on the balance sheet.
   The current and deferred components of income tax expense for each of the years ended December 31, are as follows:

(Thousands of Dollars)                1994       1993        1992
------------------------           ---------- ----------  ----------
Current
          Federal                  $  19,245  $  15,082   $   1,916
          State                        4,771      3,761         811
                                   ---------- ----------  ----------
Total Current                         24,016     18,843       2,727
                                   ---------- ----------  ----------
Deferred
          Federal                    (10,789)    (6,432)      5,916
          State                       (2,234)    (1,131)      1,568
                                   ---------- ----------  ----------
Total Deferred                       (13,023)    (7,563)      7,484
                                   ---------- ----------  ----------
Total Provision                    $  10,993  $  11,280   $  10,211
                                   ========== ==========  ==========

   The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:


(Thousands of Dollars)
 Year ended December 31,                      1994                 1993           1992
--------------------------               ---------------      ---------------     ---------------
Statutory U.S. tax rates         $10,461  35.0% $10,910  35.0% $ 9,612  34.0%
State income taxes, net            1,707   5.7    1,601   5.1    1,470   5.2
Investment credit restored          (461) (1.5)    (473) (1.5)    (502) (1.8)
Excess deferred
   tax amortization                 (505) (1.7)    (532) (1.7)    (507) (1.8)
Other, net                          (209) (0.7)    (226) (0.7)     138   0.5
                                         ---------------      ---------------     ---------------
Effective Tax Rates              $10,993  36.8% $11,280  36.2% $10,211  36.1%
                                         ===============      ===============     ===============
/TABLE

   The components of deferred income tax assets and liabilities at December 31, 1994 and 1993 are as follows:

(Thousands of Dollars)                           1994        1993
--------------------------                    ----------  ----------
Deferred Income Tax Assets
          Recoverable gas costs               $   7,258   $   5,928
          Inventory                               3,755           -
          Deferred compensation                   1,335       1,194
          Other                                     835       1,158
                                              ----------  ----------
                                              $  13,183   $   8,280
                                              ==========  ==========

Deferred Income Tax Liabilities
          Property related                    $  34,643   $  31,477
          Systems development costs              13,675      15,576
          Investment tax credit                  (5,416)     (5,725)
          Gas transition costs                    2,974       5,633
          Postretirement benefits                (3,122)       (931)
          Deferred compensation                  (2,160)     (1,959)
          Other                                    (592)       (481)
                                              ----------  ----------
                                              $  40,022   $  43,590
                                              ==========  ==========

3. SHORT-TERM BORROWINGS

   As of December 31, 1994 and 1993, Wisconsin Gas had total unsecured lines of credit available from banks of $135.0 million and $110.0 million, respectively. At December 31, 1994, $85.0 million of commercial paper was outstanding at a weighted average interest rate of 5.9%. At December 31, 1993, $108.0 million of commercial paper was outstanding at a weighted average interest rate of 3.3%.
   These borrowing arrangements may require the maintenance of average compensating balances which are generally satisfied by balances maintained for normal business operations and may be withdrawn at any time.


4. LONG-TERM DEBT

   In September 1993, Wisconsin Gas issued $45 million of 6.6% Notes due in 2013, the proceeds of which were used to refinance $45 million of first mortgage bonds which have higher average interest rates. There were no issuances of long-term debt in 1992. Substantially all gas distribution property is subject to a first mortgage lien. Maturities and sinking fund requirements during the succeeding five years on all long-term debt total $2.0 million, $2.0 million, $52.0 million, $42.0 million and $2.0 million in 1995, 1996, 1997, 1998 and 1999, respectively.

5. RESTRICTIONS

   A November 1993 rate order issued by the PSCW sets an equity range of 43% to 50% for the utility and also requires Wisconsin Gas to request PSCW approval prior to the payment of dividends on its common stock to WICOR if the payment would reduce its common equity (net assets) below 43% of total capitalization (including short-term debt). Under this requirement, $22.2 million of Wisconsin Gas' net assets at December 31, 1994, plus future earnings, were available for such dividends without PSCW approval. In addition, the PSCW must also approve any dividends in excess of $16 million for any 12 month period beginning November 1 if such dividends would dilute Wisconsin Gas' total equity below 48.43% of its total capitalization. Wisconsin Gas paid $4 million in dividends in November 1994 and expects to pay $16 million in dividends for the 12 months ending October, 1995.

6. COMMITMENTS AND CONTINGENCIES

a. Gas Supply
   Wisconsin Gas has agreements for firm pipeline and storage capacity that expire at various dates through 2008. The aggregate amount of required payments under such agreements totals approximately $1.04 billion, with annual required payments of $132 million in 1995, $130 million in 1996, $126 million in 1997, $111 million in 1998 and $108 million in 1999. Wisconsin Gas' total payments of fixed charges under all agreements were $130.4 million in 1994, $133.9 million in 1993 and $83.5 million in 1992. The purchased gas adjustment provisions of Wisconsin Gas' rate schedules permit the recovery of gas costs from its customers. In 1992, the FERC issued Order No. 636 that, among other things, mandated the unbundling of interstate pipeline sales service and established certain open access transportation regulations that became effective beginning in the 1993-94 heating season. Order No. 636 permits pipeline suppliers to pass through to Wisconsin Gas any prudently incurred transition costs, such as unrecovered gas costs, gas supply realignment costs and stranded investment costs. Wisconsin Gas estimates its portion of such costs from all of its pipeline suppliers would approximate $37.9 million based upon prior filings with FERC by the pipeline suppliers. The pipeline suppliers will continue to file quarterly with the FERC for recovery of actual costs incurred.
   The FERC has allowed ANR Pipeline Company to recover capacity and "above market" supply costs associated with quantities purchased from Dakota Gasification Company ("Dakota") under a long-term contract expiring in the year 2009. Consistent with guidelines set forth in Order No. 636 ANR has allocated 90% of Dakota costs to firm transportation service recoverable through a reservation rate surcharge and 10% to interruptible service. Pending a final settlement with all affected parties, ANR currently recovers the difference between costs paid to Dakota and the current market price. Based on Wisconsin Gas contracted quantities with ANR, Wisconsin Gas is currently paying approximately $500,000 per month of Dakota costs. This amount varies month-to-month and across years based on the spread between ANR contract terms with Dakota and the market indices for pricing spot gas.
   Transition costs billed to Wisconsin Gas are being recovered from customers under the purchased gas provisions within its rate schedules. Assuming no drastic changes in the market for natural gas, Wisconsin Gas does not expect transition costs to significantly affect the total cost of gas to its customers because (1) Wisconsin Gas will purchase its wellhead gas supplies based upon market prices that should be below the cost of gas previously embedded in the bundled pipeline sales service and (2) many elements of transition costs were previously embedded in the rates for the pipelines' bundled sales service. The unbundling of pipeline sales service requires Wisconsin Gas to contract directly and separately for wellhead gas supply and firm transportation services. As a result of FERC Order No. 636, Wisconsin Gas began contracting directly for underground storage in 1993.

b. Capital Expenditures
   Certain commitments have been made in connection with 1995 capital expenditures. Wisconsin Gas capital expenditures for 1995 are estimated at $50 million.

c. Environmental Matters
   Wisconsin Gas has identified two previously owned sites on which it operated manufactured gas plants that are of environmental concern. Such plants ceased operations prior to the mid-1950's. Wisconsin Gas has engaged an environmental consultant to help determine the nature and extent of the contamination at these sites. Based on the test results obtained and the possible remediation alternatives available, the Company has estimated that cleanup costs could range from $22 million to $75 million. As of December 31, 1994, the Company has accrued $37.2 million for cleanup costs in addition to $4.0 million of costs already incurred. These estimates are based on current undiscounted costs. It should also be noted that the numerous assumptions such as the type and extent of contamination, available remediation techniques, and regulatory requirements which are used in developing these estimates are subject to change as new information becomes available. Any such changes in assumptions could have a significant impact on the potential liability.
   The Wisconsin Department of Natural Resources (WDNR) issued a Probable Responsible Party letter to Wisconsin Gas for these two sites in September 1994. Following receipt of this letter, Wisconsin Gas and WDNR held an initial meeting to discuss the sites. At the meeting it was agreed that Wisconsin Gas would prepare a remedial action options report from which it will select specific remedial actions for recommendation to the WDNR. This information will be prepared in the first quarter of 1995. Barring unforeseen delays, expenditures by Wisconsin Gas on remediation work will commence in 1995 and increase in future years as plan approvals are obtained. Expenditures over the next three years are expected to total approximately $20 million. Although most of the work and the cost are expected to be incurred in the first few years of the plan, monitoring of sites and other necessary actions may be undertaken for up to 30 years.
   In March 1994, Wisconsin Gas commenced suit against nine insurance carriers seeking a declaratory judgment regarding insurance coverage for the two sites. Settlements were reached with each of the carriers during 1994. If the amount recovered from the insurance carriers is insufficient to remediateboth sites, expenditures not recovered will be allowed full recovery (other than for carrying costs) in rates based upon recent PSCW orders. Accordingly, the accrual for future remediation costs has been deferred as a regulatory asset. Certain related investigation costs incurred to date are currently being recovered in utility rates. However, any incurred costs not yet recovered in rates are not allowed by the PSCW to earn a return. As of December 31, 1994, $4.0 million of such costs had been incurred.

d. Other
   The Company is party to various legal proceedings arising in the ordinary course of business which are not expected to have a material effect on the financial statements of the Company.

7. COMMON STOCK AND    OTHER PAID-IN CAPITAL

   During the first quarter of 1994, WICOR invested $5 million in Wisconsin Gas. In the first, third and fourth quarters of 1993, WICOR invested $2 million, $8 million and $2 million, respectively, in Wisconsin Gas.

8. BENEFIT PLANS

a. Pension Plans
   Wisconsin Gas has non-contributory pension plans which cover substantially all its employees and include benefits based on levels of compensation and years of service. Employer contributions and funding policies are consistent with funding requirements of Federal law and regulations. Commencing November 1, 1992, Wisconsin Gas pension costs or credits included in the utility cost of service have been calculated in accordance with SFAS No. 87 and are recoverable from customers. Prior to this date, pension costs were recoverable in rates as funded.
   The following table sets forth the funded status of pension plans at December 31, 1994 and 1993. The cumulative difference between the amounts funded and the amounts based on SFAS No. 87 through November 1, 1992 is being amortized over an eight-year period effective November 1, 1994 and totalled $22.3 million at December 31, 1994.

                                 Assets Exceed      Accumulated Benefits
                              Accumulated Benefits      Exceed Assets
                             ---------------------- --------------------
(Thousands of Dollars)           1994       1993      1994       1993
----------------------        ---------- ---------- --------- ----------
Accumulated benefit
 obligation
  Vested benefits             $ (64,291) $ (65,913) $ (4,983) $  (5,696)
  Nonvested benefits            (10,050)    (9,842)   (1,082)         -
                              ---------- ---------- --------- ----------
                                (74,341)   (75,755)   (6,065)    (5,696)
Effect of projected future
 compensation levels            (36,340)   (42,985)     (492)      (360)
                              ---------- ---------- --------- ----------
Projected benefit obligation   (110,681)  (118,740)   (6,557)    (6,056)
Plan assets at fair value       148,588    176,053         -          -
                              ---------- ---------- --------- ----------
Plan assets greater (less)
 than projected benefit
 obligation                      37,907     57,313    (6,557)    (6,056)
Unrecognized net (asset)
 liability at September 30,
 1985 being recognized over
 approximately 16 years         (14,329)   (18,458)      887        959
Unrecognized prior
 service costs                    3,890      5,174       253          -
Unrecognized net (gain) loss     (2,074)   (19,611)      657        438
Additional minimum
 liability recorded                   -          -    (1,307)    (1,037)
                              ---------- ---------- --------- ----------
Accrued pension asset
 (liability)                  $  25,394  $  24,418 $  (6,067) $  (5,696)
                              ========== ========== ========= ==========

   The weighted average discount rate assumptions used in determining the actuarial present value of the projected benefit obligation were 8.25%, 7.5% and 7.75% for 1994, 1993 and 1992, respectively. For 1994, the expected long-term rate of return on assets was 8.5% and the long-term rate of compensation growth was 5.5%. For both 1993 and 1992, the expected long-term rate of return on assets and long-term rate of compensation growth were 8.0% and 6.0%, respectively.
   Net pension costs for each of the years ended December 31, include the following (income) expense:

(Thousands of Dollars)                1994       1993        1992
---------------------------        ---------- ----------  ----------
Service costs                      $   4,265  $   4,872   $   3,882
Interest costs on projected
  benefit obligations                  8,860      9,023       7,512
Actual loss (gain) on
  plan assets                          1,880    (13,474)    (11,879)
Net amortization and deferral        (15,195)    (1,424)       (993)
Gain on early
  retirement incentive                  (268)         -           -
Amortization of
  regulatory liability                  (475)         -           -
Adjustment to utility
  funded amount                            -          -       1,513
                                   ---------- ----------  ----------
Net pension (income) cost          $    (933) $  (1,003)  $      35
                                   ========== ==========  ==========

   The decrease in pension cost from 1992 to 1993 was due to the adoption by the PSCW of SFAS No. 87 for ratemaking purposes, effective November 1, 1992.

b. Postretirement Health Care and Life Insurance
   In addition to providing pension benefits, Wisconsin Gas provides certain health care and life insurance benefits for retired employees when they reach normal retirement age while working for the Company. Wisconsin Gas funds the accrual annually based on the maximum tax deductible amount.
   Effective January 1, 1992, Wisconsin Gas adopted SFAS No. 106,
"Employers Accounting for Postretirement Benefits Other Than Pensions", for its retiree benefit plans. Under SFAS No. 106, the Company is required to accrue the estimated cost of retiree benefit payments, other than pensions, during the employees' active service period. In 1992, Wisconsin Gas recognized the accumulated benefit obligation (APBO) and a related regulatory asset, as mandated by the PSCW. Amortization of the regulatory asset is recoverable in rates over a 20-year period. Accordingly, the cumulative effect for the Company of adopting SFAS No. 106 as of December 31, 1992, was an increase in the APBO of $54.7 million which was offset by the related regulatory asset.
   Net postretirement health care and life insurance costs for each of the years ended December 31, consisted of the following components:

(Thousands of Dollars)                1994       1993        1992
----------------------             ---------- ----------  ----------
Service cost                       $   2,492  $   2,575   $   2,475
Interest cost on projected
  benefit obligation                   5,665      5,396       5,173
Actual loss (gain) on
  plan assets                            147     (1,414)       (895)
Amortization of regulatory asset       2,778      2,651       2,778
Net amortization and deferral         (2,628)         -           -
Loss on early retirement
  incentive                            3,650          -           -
Adjustment to utility
  funded amount                            -          -      (2,108)
                                   ---------- ----------  ----------
Net postretirement benefit cost    $  12,104  $   9,208   $   7,423
                                   ========== ==========  ==========

   The 1994 postretirement benefit cost was increased due to the early retirement of 131 employees under a voluntary early retirement incentive plan for employees age 55 and over.
   The following table sets forth the plans' funded status, reconciled with amounts recognized in the Company's Statement of Financial Position at December 31, 1994 and 1993, respectively.

Accumulated benefit obligation
(Thousands of Dollars)                           1994        1993
--------------------------------              ----------  ----------
Retirees  $ (40,510)                          $ (32,855)
Active employees                                (26,716)    (48,009)
                                              ----------  ----------
Accumulated benefit obligation                  (67,226)    (80,864)
Plan assets at fair value                        30,666      25,753
                                              ----------  ----------
Accumulated benefit obligation
  in excess of plan assets                      (36,560)    (55,111)
Unrecognized prior service costs                (16,347)          -
Unrecognized actuarial
  (gain) loss                                    (2,717)      1,216
                                              ----------  ----------
Accrued postretirement benefit                $ (55,624)  $ (53,895)
                                              ==========  ==========

   The postretirement benefit cost components for 1994 were calculated assuming health care cost trend rates beginning at 11% in 1994 and decreasing to 6% in 25 years. The health care cost trend rate has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the APBO as of December 31, 1994 by $10.3 million and the aggregate of the service and interest cost components of postretirement expense by $1.4 million.
   The assumed discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 8.25% and 7.50% in 1994 and 1993, respectively. Plan assets are primarily invested in equities and fixed income securities.

c. Retirement Savings Plans
   Wisconsin Gas maintains various employee savings plans, which provide employees a mechanism to contribute amounts up to 16% of their compensation for the year. Company matching contributions may be made for up to 5% of eligible compensation including 1% for the Employee Stock Ownership Plan
(ESOP). See Note 8.d. Total contributions were valued at $1.3 million in 1994, $1.3 million in 1993 and $1.2 million in 1992.

d. Employee Stock Ownership Plan
   In November 1991, WICOR established an ESOP covering non-union employees of Wisconsin Gas. The ESOP funds employee benefits of up to 1% of compensation with Company common stock distributed through the ESOP.
   The ESOP used the proceeds from a $10 million, 3-year adjustable rate loan with a 6.56% interest rate at December 31, 1994, guaranteed by WICOR, to purchase 431,266 shares of original issue WICOR common stock. The ESOP extended the adjustable rate loan, with similar terms, until November 3, 1995. Because WICOR has guaranteed the loan, the unpaid balance ($6.4 million) is shown as long-term debt with a like amount of unearned compensation being recorded as a reduction of common equity on WICOR's balance sheet.
   The ESOP trustee is repaying the $10 million loan with dividends on shares of WICOR common stock in the ESOP and with Wisconsin Gas contributions to the ESOP.

e. Postemployment Benefit Plans
   Effective January 1, 1994 the Company adopted  SFAS No. 112,
"Employers' Accounting for Postemployment Benefits," which requires accrual for all other postemployment benefits. Total postemployment benefit expense in 1994 was $0.6 million including a one-time cumulative adjustment. The incremental costs of adopting this statement are insignificant on an ongoing basis.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The fair value of Wisconsin Gas' long-term debt is estimated based on the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the Company's bond rating and the present value of future cash flows.
   Because Wisconsin Gas operates in a regulated environment, shareholders would probably not be affected by realization of gains or losses on extinguishment of its outstanding fixed-rate debt. Realized gains would be refunded to and losses would be recovered from customers through gas rates.
   The estimated fair value of Wisconsin Gas' long-term debt at December 31, is as follows:

(Thousands of Dollars)                           1994        1993
------------------------                      ----------  ----------
          Carrying amount                     $ 143,831   $ 147,644
          Fair value                          $ 141,335   $ 158,578

10.     QUARTERLY FINANCIAL DATA (Unaudited)

   Because seasonal factors significantly affect Wisconsin Gas operations, the following data is not comparable between quarters:

(thousands of dollars)              First     Second    Third     Fourth
-----------------------           --------- --------- --------- ---------
1994 Quarters
          Operating Revenues      $242,148  $ 99,349  $ 76,675  $138,415
          Operating Income (Loss) $ 43,331  $ (3,680) $(13,172) $ 17,885
          Net Income (Loss)       $ 24,878  $ (4,292) $(10,485) $  8,795

1993 Quarters
          Operating Revenues      $205,426  $112,448  $ 81,761  $175,200
          Operating Income (Loss) $ 37,647  $ (1,454) $(12,937) $ 22,933
          Net Income (Loss)       $ 21,661  $ (3,253) $(10,747) $ 12,209

                              TABLE OF CONTENTS
                                 TO EXHIBITS


3.1 Wisconsin Gas Company Restated Articles of Incorporation, as amended (incorporated by reference)

3.2*   Amendment to Wisconsin Gas Company By-Laws, effective
       February 28, 1995

3.3*   Wisconsin Gas Company By-Laws, as amended

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

4.6 Officers' Certificate dated as of November 19, 1991, setting forth the terms of Wisconsin Gas Company's 7-
       1/2% Notes due 1988 (incorporated by reference)

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

4.9*   Extension of Revolving Credit and Long-Term Agreement dated as of
       February 28, 1994, among Wisconsin Gas Company and Citibank, N.A.,
       Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank, M&I
       Marshall & Ilsley Bank and Citibank, N.A., as Agent

4.10   Loan Agreement dated as of November 4, 1991, by and among M&I
       Marshall & Ilsley Bank, Wisconsin Gas Company Employees' Savings
       Plan Trust and WICOR, Inc. (incorporated by  reference).

10.1   Service Agreement dated as of January 1, 1988, among WICOR,
       Inc., Wisconsin Gas Company, Sta-Rite Industries, Inc. and
       WEXCO of Delaware, Inc. (incorporated by reference)

10.2# WICOR, Inc. 1987 Stock Option Plan, as amended (incorporated by reference)

10.3# Form of nonstatutory stock option agreement used in connection with WICOR, Inc. 1987 Stock Option Plan
       (incorporated by reference)

10.4# WICOR, Inc. 1992 Director Stock Option Plan (incorporated by reference)

10.5# Form of nonstatutory stock option agreement used in conjunction with the WICOR, Inc. 1992 Director Stock
       Option Plan (incorporated by reference)

10.6# WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference)

10.7# Form of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1994 Long-Term Performance Plan
       (incorporated by reference)

10.8# Form of restricted stock agreement used in connection with the WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference)

10.9#  Wisconsin Gas Company Principal Officers' Supplemental
       Retirement Income Program (incorporated by reference)

10.10*#     Wisconsin Gas Company 1995 Officers' Incentive Compensation
       Plan

10.11# Wisconsin Gas Company Officers' Medical Expense Reimbursement
       Plan (incorporated by reference)

10.12# Wisconsin Gas Company Group Travel Accident Plan (incorporated by reference)

10.13# Form of Deferred Compensation Agreement between Wisconsin
       Gas Company and certain of its officers (incorporated by reference)

10.14# WICOR, Inc. Retirement Plan for Directors, as amended (incorporated by reference)

13* "Financial Review" portion of WICOR, Inc. 1994 Annual Report to Shareholders

27*    Financial Data Schedule


*   Indicates document filed herewith

#    Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company.
