Form 10-Q
period 1995-03-31
WISCONSIN GAS CO
filed 1995-05-01
CIK 107819

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10 - Q

 /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended March 31, 1995
                               or
/ /     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the transition period from        to

                  Commission file number 1-7530

                      Wisconsin Gas Company
      -----------------------------------------------------
     (Exact name of registrant as specified in its charter)


                    Wisconsin                       39-0476515
        ------------------------------------    -------------------
          (State or other jurisdiction of       (I.R.S. Employer
           incorporation or organization)       Identification No.)

                    626 East Wisconsin Avenue
                    Milwaukee, Wisconsin    53202
             ---------------------------------------
               (Address of principal executive office)

                          (414) 291-7000
        ---------------------------------------------------
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  \X\   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                 Outstanding at March 31, 1995
- --------------------------     -----------------------------
Common Stock, $8 Par Value                  1,125

                           INTRODUCTION
                          --------------



Wisconsin Gas Company ("Wisconsin Gas" or "Company"), a natural gas distribution public utility, is a Wisconsin corporation and a wholly owned subsidiary of WICOR, Inc. ("WICOR"), a diversified holding company.




                             CONTENTS
                            ----------


                                                             PAGE
                                                            ------
PART I.   Financial Information........................       1


          Management's Discussion and Analysis of
            Interim Financial Statements................     2-3


     Financial Statements of Wisconsin Gas Company (Unaudited):
     ----------------------------------------------------------

          Statement of Income for the Three Months
            Ended March 31, 1995 and 1994...............       4


          Balance Sheet as of March 31, 1995 and
            December 31, 1994...........................     5-6


          Statement of Cash Flows - Three Months Ended
            March 31, 1995 and 1994.....................       7


          Notes to Financial Statements.................       8



PART II.  Other Information.............................       9


Signatures..............................................      10

Part I - Financial Information


                       Financial Statements
                       --------------------


The financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Wisconsin Gas Annual Report on Form 10-K for the year ended December 31, 1994.

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


Results of Operations
- ---------------------
Net income decreased by $3.3 million, or 13%, for the first quarter of 1995 compared with the first quarter of 1994. The following factors had a significant effect on the results of operations during the three month period ended March 31, 1995

The decrease in net income for the first quarter resulted primarily from decreased gas margins which were partially offset by a decrease in operating expenses. Reduced gas margins in 1995 were due primarily to warmer than normal weather.

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

                                     Three Months Ended
                                           March 31,
                                   ----------------------       %
                                       1995        1994      Change
                                     --------    --------    ------
(Millions of Dollars)
- ---------------------
Gas Sales Revenues                   $ 190.3     $ 240.1      (21)
Cost of Gas Sold                       115.2       153.3      (25)
                                     --------    --------
Gas Sales Margin                        75.1        86.8      (13)
Gas Transport Margin                     2.2         2.1        5
                                     --------    --------
Total Margin                         $  77.3     $  88.9      (13)
                                     ========    ========

(Millions of Therms)
- --------------------
Sales Volumes
  Firm                                 358.5       401.3      (11)
  Interruptible                         93.6        85.5        8
Transportation Volume                   38.3        34.7       10
                                     --------    --------
Total Throughput                       490.4       521.5       (6)
                                     ========    ========

Degree Days (Normal = 3,443)           3,168       3,663      (14)
                                     ========    ========

Total gas margins decreased by $11.6 million, or 13%, for the first quarter of 1995 compared to the first quarter of 1994 primarily as a result of a

11% decrease in firm sales volumes. The weather was 8% warmer than normal during the first quarter of 1995 and 14% warmer than the same quarter in 1994.

Operations and maintenance expenses decreased by $6.2 million, or 18%, compared with the first quarter of 1994. The decrease was due primarily to employee benefits expense ($4.3 million, which includes a one-time charge of $2.7 million relating to a 1994 early retirement program), conservation programs expense ($.9 million), general office costs ($.5 million) and uncollectible accounts expense ($.5 million). The reduction was partially offset by increases in outside consultant services ($.6 million).


Non-Operating Income/Expense and Income Taxes
- ---------------------------------------------
The increase in other interest expense is due primarily to higher short-term interest rates in effect during the first quarter of 1995.

Income tax expense was $1.8 million lower for the first quarter of 1995, compared to the same period last year, reflecting a decrease in pre-tax income.

Financial Condition
- -------------------
Cash flow from operations for the first quarter of 1995 increased by $11.4 million, or 13%, compared to the first quarter of 1994. The improvement is due primarily to pipeline refunds of $14.8 million (these amounts are expected to be refunded to customers), offset in part by lower net income. Cash flow from changes in both accounts receivable and accounts payable were offsetting and had little impact on the quarter.

Capital expenditures for the three months ended March 31, 1995 increased $1.2 million to $7.6 million compared to the same period of the prior year. Additional capital expenditures of $39.3 million are expected for the remainder of 1995.

There will be a need for additional short-term borrowing during the third and fourth quarters of 1995 to finance working capital, primarily gas purchased for injection into storage.

                                WISCONSIN GAS COMPANY
                           Statement of Income (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                                   --------------------------
                                                       1995           1994
                                                   --------------------------
                                                     (Thousands of Dollars)
  Operating Revenues..........................     $  192,484     $  242,148
                                                   -----------    -----------
  Operating Expenses:
    Purchased gas costs.......................        115,153        153,291
    Operations................................         27,756         33,633
    Maintenance...............................          1,495          1,850
    Depreciation..............................          7,066          7,291
    Taxes, other than income taxes............          2,442          2,752
                                                   -----------    -----------
                                                      153,912        198,817
                                                   -----------    -----------

  Operating Income ...........................         38,572         43,331
                                                   -----------    -----------

  Other Income and (Deductions)...............           (184)            80
                                                   -----------    -----------

  Income Before Interest Expense..............         38,388         43,411
                                                   -----------    -----------
  Interest Expense:
    Long-term debt............................          2,879          2,943
    Other.....................................            934            770
                                                   -----------    -----------
                                                        3,813          3,713
                                                   -----------    -----------

  Income Before Income Taxes..................         34,575         39,698

  Income Taxes................................         13,043         14,820
                                                   -----------    -----------

  Net Income..................................     $   21,532     $   24,878
                                                   ===========    ===========


  The accompanying notes are an integral part of this statement.

                             WISCONSIN GAS COMPANY
                                 Balance Sheet

                                                        March 31,
                                                          1995      December 31,
                                                       (Unaudited)      1994
                                                       ------------ ------------
                                                         (Thousands of Dollars)
Assets
- ------
Property, Plant and Equipment, at cost...............  $   726,141  $   718,988
  Less - Accumulated depreciation....................      362,969      356,033
                                                       ------------ ------------
                                                           363,172      362,955
                                                       ------------ ------------
Current Assets:
  Cash and cash equivalents..........................       16,715       17,279
  Accounts receivable, less allowance for doubtful
    accounts of $10,755,000 and $7,159,000,
    respectively.....................................       80,269       42,662
  Accounts receivable, intercompany, net.............        2,980        1,359
  Accrued utility revenues...........................       31,351       40,327
  Materials and supplies, at weighted average cost...        3,473        2,983
  Gas in storage, at weighted average cost...........        3,364       38,050
  Deferred income taxes..............................       13,338       13,183
  Prepaid taxes......................................        5,251        6,813
  Other..............................................        2,533        2,269
                                                       ------------ ------------
                                                           159,274      164,925
                                                       ------------ ------------
Deferred Charges and Other:
  Systems development costs..........................       32,737       34,071
  Deferred environmental costs.......................       41,527       41,942
  Other regulatory assets............................       50,504       51,543
  Gas transition costs...............................        5,599        7,411
  Prepaid pension costs..............................       25,686       25,394
  Other..............................................       19,972       19,610
                                                       ------------ ------------
                                                           176,025      179,971
                                                       ------------ ------------
                                                       $   698,471  $   707,851
                                                       ============ ============



The accompanying notes are an integral part of this statement.

                           WISCONSIN GAS COMPANY
                               Balance Sheet

                                                    March 31,
                                                      1995      December 31,
                                                  (Unaudited)       1994
                                                  -----------   ------------
                                                    (Thousands of Dollars)
Capitalization and Liabilities
- ------------------------------
Capitalization:
  Common stock.................................   $         9   $          9
  Other paid-in capital........................       118,753        118,753
  Retained earnings............................        81,765         64,233
  Long-term debt...............................       141,881        143,831
                                                  -----------   ------------
                                                      342,408        326,826
                                                  -----------   ------------
Current Liabilities:
  Accounts payable.............................        33,605         44,645
  Refundable gas costs.........................        71,784         18,058
  Short-term borrowings........................             -         85,000
  Current portion of long-term debt............         2,000          4,000
  Accrued payroll and benefits.................         8,237          7,313
  Accrued taxes................................        14,996          1,164
  Other........................................         4,470          3,477
                                                  -----------   ------------
                                                      135,092        163,657
                                                  -----------   ------------
Deferred Credits and Other:
  Deferred income taxes........................        40,533         40,002
  Postretirement benefit obligation............        55,295         55,624
  Environmental remediation costs..............        36,753         37,188
  Unamortized investment tax credit............         7,737          8,187
  Gas transition costs.........................         5,599          7,411
  Other regulatory liabilities.................        60,579         54,636
  Other........................................        14,475         14,320
                                                  -----------   ------------
                                                      220,971        217,368
                                                  -----------   ------------
                                                  $   698,471   $    707,851
                                                  ===========   ============



The accompanying notes are an integral part of this statement.

                              WISCONSIN GAS COMPANY
                             Statement of Cash Flows
                  Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                    1995         1994
                                                 ---------    ---------
                                                 (Thousands of Dollars)
Operations:
  Net income..................................   $  21,532    $  24,878
  Adjustments to reconcile net income to
   net cash flows:
    Depreciation and amortization.............       9,035        9,316
    Deferred income taxes.....................         376        1,716
    Change in:
      Receivables.............................     (28,631)     (35,996)
      Gas in storage..........................      34,686       37,769
      Other current assets....................      (2,375)        (901)
      Accounts payable........................     (11,040)         100
      Accrued taxes...........................      15,394        7,005
      Refundable gas costs....................      53,726       41,388
      Other current liabilities...............       1,917        1,404
      Other noncurrent assets and liabilities.       5,395        1,974
                                                 ---------    ---------
                                                   100,015       88,653
                                                 ---------    ---------
Investment Activities:
  Capital expenditures........................      (7,624)      (6,452)
  Other, net..................................          45           45
                                                 ---------    ---------
                                                    (7,579)      (6,407)
                                                 ---------    ---------
Financing Activities:
  Change in short-term borrowings.............     (85,000)     (82,000)
  Reduction of long-term debt.................      (4,000)      (2,000)
  Cash dividends paid to WICOR, Inc...........      (4,000)      (4,000)
  Donated capital from WICOR, Inc.............           -        5,000
                                                 ---------    ---------
                                                   (93,000)     (83,000)
                                                 ---------    ---------
Change in Cash and Cash Equivalents...........        (564)        (754)
Cash and Cash Equivalents at beginning
  of period...................................      17,279        9,680
                                                 ---------    ---------
Cash and Cash Equivalents at end of period....   $  16,715    $   8,926
                                                 =========    =========


The accompanying notes are an integral part of this statement.

Notes to Financial Statements (Unaudited):

1) At March 31, 1995, Wisconsin Gas had unsecured lines of credit available from several banks totalling $140.0 million. As of March 31, 1995, no short-term borrowings were outstanding under these credit agreements.

2) For purposes of the Statement of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                For the Three Months
                                   Ended March 31,
                              ------------------------
                                               1995          1994
                              ----------    ----------
                               (Thousands of Dollars)

        Income taxes paid                   $   1,976     $  10,117
        Interest paid                       $   3,260     $   2,945

3) WICOR invested $5 million in Wisconsin Gas in the first quarter of 1994.


Part II - Other Information



Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        4    Extension of Revolving Credit Agreement dated March 10,
             1995, among Wisconsin Gas Company and Citibank, N.A.,
             Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall and Ilsley Bank and Citibank, N.A., as agent.

        27   Financial data schedule.

   (b)  Reports on Form 8-K - There were no reports on Form 8-K filed for the first quarter of 1995.

                            SIGNATURES
                            ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                           WISCONSIN GAS COMPANY



Dated:  April 28, 1995          By:      /s/ Joseph P. Wenzler
                                           Joseph P. Wenzler


                                       Vice President and Chief
                                           Financial Officer

                       Wisconsin Gas Company
                     Exhibit Index - Form 10-Q



Exhibit No.                           Exhibit
- -----------             ---------------------------------------------

     4                Extension of Revolving Credit Agreement dated
                      March 10, 1995, among Wisconsin Gas Company and
                      Citibank, N.A., Firstar Bank Milwaukee, N.A.,
                      Harris Trust and Savings Bank and M&I Marshall and
                      Ilsley Bank and Citibank, N.A., as agent.

     27               Financial data schedule
