Form 10-Q
period 1995-06-30
WISCONSIN GAS CO
filed 1995-08-01
CIK 107819

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10 - Q

 /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended June 30, 1995
                               or
/  /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                  to

                  Commission file number 1-7530

                      Wisconsin Gas Company
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

                  Wisconsin                      39-0476515
      ------------------------------         -------------------
        (State or jurisdiction of             (I.R.S. Employer
      incorporation or organization)         Identification No.)

                    626 East Wisconsin Avenue
                      Milwaukee, Wisconsin
                              53202
             --------------------------------------
             (Address of principal executive office)

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

                     Yes    X     No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                      Outstanding at June 30, 1995
--------------------------         ----------------------------
Common Stock, $8 Par Value                   1,125

                           INTRODUCTION
                          --------------



Wisconsin Gas Company ("Wisconsin Gas" or "Company"), a natural gas distribution public utility, is a Wisconsin corporation and a wholly owned subsidiary of WICOR, Inc. ("WICOR"), a diversified holding company.




                             CONTENTS
                            ----------


                                                          PAGE
                                                         ------
PART I.   Financial Information.........................    1


          Management's Discussion and Analysis of
            Interim Financial Statements................  2-4


 Financial Statements of Wisconsin Gas Company (Unaudited):
 ----------------------------------------------------------

          Statements of Operation for the Three and Six
            Months Ended June 30, 1995 and 1994.........    5


          Balance Sheets as of June 30, 1995 and
            December 31, 1994...........................  6-7


          Statements of Cash Flows - Six Months Ended
            June 30, 1995 and 1994......................    8


          Notes to Financial Statements.................    9



PART II.  Other Information.............................   10


Signatures..............................................   11

Part I - Financial Information


                       Financial Statements
                       --------------------


The financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Wisconsin Gas Annual Report on Form 10-K for the year ended December 31, 1994 and quarterly report on Form 10-Q.

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


Results of Operations
---------------------
The net loss for the second quarter of 1995 was $3.7 million, or 87%, less than the net loss for the 1994 second quarter. Net income for the six months ended June 30, 1995 increased by $0.4 million, or 2%, compared to the same period of last year. The following factors have had a significant effect on the results of operations during the three- and six-month periods ended June 30, 1995.

The decrease in the net loss for the second quarter resulted primarily from decreased operating expenses(excluding cost of gas sold). Colder weather for the second quarter and an increase in interruptible volumes of 30% were the primary factors affecting margins. The increase in 1995 year-to-date net income was due primarily to decreased operating expenses offset in part by warmer than normal weather.

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

                              Three Months             Six Months
                             Ended June 30,           Ended June 30,
                           ----------------         ----------------
                              1995    1994   Change    1995    1994   Change
                             ------  ------  ------   ------  ------  ------
(Millions of Dollars)
---------------------
Gas Sales Revenues           $ 92.5  $ 97.8    (5)    $282.9  $337.9   (16)
Cost of Gas Sold               58.1    65.5   (11)     173.3   218.8   (21)
                             ------  ------           ------  ------
Gas Sales Margin               34.4    32.3     7      109.6   119.1    (8)
Gas Transport Margin            1.5     1.5     -        3.6     3.6     -
                             ------  ------           ------  ------
Total Margin                 $ 35.9  $ 33.8     6     $113.2  $122.7    (8)
                             ======  ======           ======  ======

(Millions of Therms)
--------------------
Sales Volumes
  Firm                        127.4   112.7    13      486.0   514.0    (5)
  Interruptible                79.5    61.3    30      173.0   146.8    18
Transportation Volume          25.7    26.4    (3)      64.0    61.1     5
                             ------  ------           ------  ------
Total Throughput              232.6   200.4    16      723.0   721.9     -
                             ======  ======           ======  ======

Degree Days (Normal:
  2nd Qtr.  = 954
  Six Months = 4,397)           918     843     9      4,086   4,506    (9)
                             ======  ======           ======  ======
/TABLE

The increase in firm sales volumes for the second quarter of 1995 as compared with the 1994 second quarter was caused principally by 9% colder weather than the same period of last year (4% warmer than normal). For the six-months ended June 30, 1995, the total margin decrease was primarily due to a 5% decrease in firm sales volumes offset in part by an 18% increase in interruptible sales due primarily to increased load to existing customers. The weather was 7% warmer than normal during the first six months of 1995 and 9% warmer than the same period in 1994.

Operations and maintenance expenses decreased by $3.6 million, or 13%, and $9.8 million, or 16%, for the three- and six- month periods ended June 30, 1995, respectively, compared with the same periods of 1994. The decrease for the quarter was due primarily to reductions in employee benefit expense ($1.3 million), conservation program expense ($1.0 million) and uncollectible accounts expense ($0.6 million). The year to date decrease is due primarily to reductions in employee benefit expense ($4.9 million, which includes a one-time charge of $2.7 million relating to a 1994 early retirement program), conservation program expense ($1.9 million) and uncollectible accounts expense ($1.3 million).

Depreciation expense for the six months ended June 30, 1995 decreased by $0.4 million, or 3%, compared to the same period of last year. In conjunction with the 1994 rate order, the Company discontinued recording additional depreciation expense of $3 million per year associated with a reserve deficiency.

Year to date income tax expense increased primarily due to higher pre-tax income.


Financial Condition
-------------------
Cash flow from operations for the six- months ended June 30, 1995 remained constant at $121.8 million compared to same period of 1994. Receivables contributed less to cash flow from operations in 1995 than the same period of 1994. Lower beginning receivable balances in 1995 versus 1994 resulted in lower cash collections for the period over the prior year. Accrued taxes partially offset the receivables impact by contributing to cash flow from operations in 1995 while reducing cash flow from operations in 1994. This was due to the payment of a higher than normal tax liability at the end of 1993. Pipeline refunds, which are expected to be refunded to customers, also contributed to cash flow from operations.

There will be a need for additional short-term borrowing during the third and fourth quarters of 1995 to finance working capital needs primarily related to gas purchased for injection into storage.

Cash flow from operations exceeded capital expenditures and dividend requirements for the first six months in both 1995 and 1994.

Capital expenditures through June 1995 amounted to $19.4 million and additional capital expenditures of approximately $28.7 million are expected for the remainder of 1995. Cash flow from operations should be sufficient to fund the remaining capital expenditures for 1995. Most of the expenditures will be for expansion and renewal of the gas distribution system.

Regulatory Matters
------------------
In July 1995, the Company filed to reduce its base rates by $1.5 million on an annualized basis effective August 1, 1995. The Company has the ability to raise or lower margin rates to within a specified range on a quarterly basis under the guidelines of a November 1994 Public Service Commission of Wisconsin rate order.

                              WISCONSIN GAS COMPANY

                       Statements of Operations (Unaudited)


                                     Three Months Ended     Six Months Ended
                                          June 30,               June 30,
                                  ---------------------- ----------------------
                                     1995        1994       1995        1994
                                  ----------  ---------- ----------  ----------
                                              (Thousands of Dollars)
Operating Revenues............... $  93,985   $  99,349  $ 286,469   $ 341,497
                                  ----------  ---------- ----------  ----------
Operating Expenses:
  Cost of gas sold...............    58,120      65,468    173,273     218,759
  Operations.....................    22,549      25,989     50,305      59,622
  Maintenance....................     1,684       1,854      3,179       3,704
  Depreciation...................     7,146       7,359     14,212      14,650
  Taxes, other than income taxes.     2,260       2,359      4,702       5,111
                                  ----------  ---------- ----------  ----------
                                     91,759     103,029    245,671     301,846
                                  ----------  ---------- ----------  ----------

Operating Income (Loss)..........     2,226      (3,680)    40,798      39,651
                                  ----------  ---------- ----------  ----------

Other Income and (Deductions)....       243          (9)        59          71
                                  ----------  ---------- ----------  ----------
Income (Loss) Before
  Interest Expense...............     2,469      (3,689)    40,857      39,722
                                  ----------  ---------- ----------  ----------

Interest Expense:
  Long-term debt.................     2,865       2,929      5,744       5,872
  Other..........................       337         303      1,271       1,073
                                  ----------  ---------- ----------  ----------
                                      3,202       3,232      7,015       6,945
                                  ----------  ---------- ----------  ----------
Income (Loss) Before
  Income Taxes...................      (733)     (6,921)    33,842      32,777

Income Taxes (Benefit)...........      (163)     (2,629)    12,880      12,191
                                  ----------  ---------- ----------  ----------

Net Income (Loss)................ $    (570)  $  (4,292) $  20,962   $  20,586
                                  ==========  ========== ==========  ==========


The accompanying notes are an integral part of these statements.

                              WISCONSIN GAS COMPANY

                                  Balance Sheets


                                                       June 30,
                                                         1995     December 31,
                                                     (Unaudited)      1994
                                                     -----------  ------------
                                                       (Thousands of Dollars)
Assets
------
Property, Plant and Equipment, at cost.............. $   736,775  $    718,988
  Less - Accumulated depreciation...................     369,270       356,033
                                                     -----------  ------------
                                                         367,505       362,955
                                                     -----------  ------------
Current Assets:
  Cash and cash equivalents.........................      22,968        17,279
  Accounts receivable, less allowance for
    doubtful accounts of $11,437 and
    $7,159, respectively............................      47,681        42,662
  Accounts receivable, intercompany, net............       2,510         1,359
  Accrued utility revenues..........................       8,497        40,327
  Materials and supplies, at weighted average cost..       4,069         2,983
  Gas in storage, at weighted average cost..........      14,468        38,050
  Deferred income taxes.............................      13,338        13,183
  Prepaid taxes.....................................       5,840         6,813
  Other.............................................       1,956         2,269
                                                     -----------  ------------
                                                         121,327       164,925
                                                     -----------  ------------
Deferred Charges and Other:
  Systems development costs.........................      31,404        34,071
  Deferred environmental costs......................      41,504        41,942
  Other regulatory assets...........................      49,859        51,543
  Gas transition costs..............................         490         7,411
  Prepaid pension costs.............................      26,203        25,394
  Other.............................................      19,171        19,610
                                                     -----------  ------------
                                                         168,631       179,971
                                                     -----------  ------------
                                                     $   657,463  $    707,851
                                                     ===========  ============



The accompanying notes are an integral part of these statements.

                           WISCONSIN GAS COMPANY

                               Balance Sheets

                                                    June 30,
                                                      1995      December 31,
                                                  (Unaudited)       1994
                                                  -----------   ------------
                                                    (Thousands of Dollars)
Capitalization and Liabilities
------------------------------
Capitalization:
  Common stock................................    $         9   $          9
  Other paid-in capital.......................        118,753        118,753
  Retained earnings...........................         77,195         64,233
  Long-term debt..............................        141,930        143,831
                                                  -----------   ------------
                                                      337,887        326,826
                                                  -----------   ------------
Current Liabilities:
  Accounts payable............................         34,365         44,645
  Refundable gas costs........................         50,564         18,058
  Short-term borrowings.......................              -         85,000
  Current portion of long-term debt...........          2,000          4,000
  Accrued payroll and benefits................         10,837          7,313
  Accrued taxes...............................          3,462          1,164
  Other.......................................          3,615          3,477
                                                  -----------   ------------
                                                      104,843        163,657
                                                  -----------   ------------
Deferred Credits and Other:
  Deferred income taxes.......................         40,533         40,002
  Postretirement benefit obligation...........         54,296         55,624
  Environmental remediation costs.............         36,595         37,188
  Unamortized investment tax credit...........          7,802          8,187
  Gas transition costs........................            490          7,411
  Other regulatory liabilities................         60,331         54,636
  Other.......................................         14,686         14,320
                                                  -----------   ------------
                                                      214,733        217,368
                                                  -----------   ------------
                                                  $   657,463   $    707,851
                                                  ===========   ============


The accompanying notes are an integral part of these statements.

                                  WISCONSIN GAS COMPANY
                           Statements of Cash Flows (Unaudited)

                                                        Six Months Ended
                                                           June 30,
                                                    -----------------------
                                                       1995         1994
                                                    ----------   ----------
                                                     (Thousands of Dollars)
    Operations:
      Net income................................... $  20,962    $  20,586
      Adjustments to reconcile net income to
       net cash flows:
        Depreciation and amortization..............    17,986       18,707
        Deferred income taxes......................       376        1,716
        Change in:
          Receivables..............................    26,811       42,601
          Gas in storage...........................    23,582       21,872
          Other current assets.....................    (1,924)         (53)
          Accounts payable.........................   (10,280)     (13,929)
          Accrued taxes............................     3,139       (9,596)
          Refundable gas costs.....................    32,506       25,306
          Accrued payroll and benefits.............     3,524        3,154
          Other current liabilities................       270          479
          Other non-current assets and liabilities.     4,883       10,939
                                                    ----------   ----------
                                                      121,835      121,782
                                                    ----------   ----------
    Investment Activities:
      Capital expenditures.........................   (19,356)     (16,279)
      Other, net...................................       210          126
                                                    ----------   ----------
                                                      (19,146)     (16,153)
                                                    ----------   ----------
    Financing Activities:
      Change in short-term borrowings..............   (85,000)    (108,000)
      Reduction of long-term debt..................    (4,000)      (2,000)
      Cash dividends paid to WICOR, Inc............    (8,000)      (8,000)
      Donated capital from WICOR, Inc..............         -        5,000
                                                    ----------   ----------
                                                      (97,000)    (113,000)
                                                    ----------   ----------

    Change in Cash and Cash Equivalents............     5,689       (7,371)
    Cash and Cash Equivalents at beginning
      of period....................................    17,279        9,680
                                                    ----------   ----------
    Cash and Cash Equivalents at end of period..... $  22,968    $   2,309
                                                    ==========   ==========


    The accompanying notes are an integral part of these statements.



Notes to Financial Statements (Unaudited):
------------------------------------------

1)   At June 30, 1995, Wisconsin Gas had total unsecured lines of credit available from several banks of $130 million.  As of June 30, 1995, no short-term borrowings were outstanding under these credit agreements.


2)   For purposes of the Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                For the six months
                                  ended June 30,
                             ------------------------
                                                1995        1994
                             ----------    ----------
                              (Thousands of Dollars)

        Income taxes paid                    $  13,004   $  21,503
        Interest paid                        $   7,100   $   6,850

Part II - Other Information


Item 4. Results of Votes of Security Holders

   On April 27, 1995, the following persons were elected as directors of Wisconsin Gas to serve one-year terms: George E. Wardeberg, Stuart W. Tisdale, Wendell F. Bueche, Willie
   D. Davis, Jere D. McGaffey, Daniel F. McKeithan, Jr., Guy A. Osborn, Thomas F. Schrader,
   Essie M. Whitelaw and William B. Winter.  All of the issued and outstanding shares of common stock, $8 par value, of Wisconsin Gas (1,125 shares) were voted in favor of the election of the foregoing persons.


Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        27   Financial data schedule

   (b)  Reports on Form 8-K.  There were no reports on Form 8-K filed by the Company during the second quarter of 1995.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                  WISCONSIN GAS COMPANY



Dated:  July 31, 1995      By:    /s/ Joseph P. Wenzler
                                  -------------------------
                                      Joseph P. Wenzler


                                Vice President and Chief
                                    Financial Officer

                         Wisconsin Gas Company
                       Exhibit Index - Form 10-Q

Exhibit No.                       Exhibit
-----------         -----------------------------------
    27              Financial Data Schedule






