Form 10-Q
period 1995-09-30
WISCONSIN GAS CO
filed 1995-10-25
CIK 107819

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10 - Q

  /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         For the Quarterly Period Ended September 30, 1995
                                or
  / /     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
             For the transition period from        to

                  Commission file number 1-7530

                      Wisconsin Gas Company
     ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

                 Wisconsin                      39-0476515
      -------------------------------       -------------------
      (State or other jurisdiction of       (I.R.S. Employer
       incorporation or organization)       Identification No.)


                     626 East Wisconsin Avenue
                       Milwaukee, Wisconsin
                               53202
              --------------------------------------
              (Address of principal executive office)

                          (414) 385-7000
        ---------------------------------------------------
       (Registrant's telephone number, including area code)

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


           Class                         Outstanding at September 30, 1995
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




                             CONTENTS
                            ----------


                                                          PAGE
                                                         ------
PART I.   Financial Information..........................    1


          Management's Discussion and Analysis of
            Interim Financial Statements.................  2-4


 Financial Statements of Wisconsin Gas Company (Unaudited):
 ----------------------------------------------------------

          Statements of Operation for the Three- and Nine-
            Months Ended September 30, 1995 and 1994.....    5


          Balance Sheets as of September 30, 1995 and
            December 31, 1994............................  6-7


          Statements of Cash Flows - Nine- Months Ended
            September 30, 1995 and 1994..................    8


          Notes to Financial Statements..................    9



PART II.  Other Information..............................   10


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

In the opinion of management, the information furnished reflects all adjustments, which in all circumstances were normal and recurring, necessary for a fair presentation of the results of operations for the interim periods.

Because of seasonal factors, the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full calendar year.

               Management's Discussion and Analysis
                of Interim Financial Statements of
                       Wisconsin Gas Company

Results of Operations
---------------------
The Company typically incurs a loss in the third quarter due to the seasonal nature of the gas distribution utility business. The net loss for the third quarter of 1995 was $7.4 million, 29% less than the net loss for the 1994 third quarter. Net income for the nine months ended September 30, 1995 increased by $3.5 million, or 35%, compared to the same period of last year. The following factors have had a significant effect on the results of operations during the three- and nine-month periods ended September 30, 1995.

The decrease in the net loss for the third quarter resulted primarily from decreased operating expenses (excluding cost of gas sold). Colder weather for the third quarter and an increase in interruptible volumes of 16% were the primary factors affecting margins. The increase in 1995 year-to-date net income was due primarily to decreased operating expenses offset in part by warmer than normal weather.

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

                            Three                    Nine
                         Months Ended            Months Ended
                         September 30,            September 30,
                      ----------------     %   ----------------     %
                         1995    1994   Change    1995    1994   Change
                        ------  ------  ------   ------  ------  ------
(Millions of Dollars)
Gas Sales Revenues      $ 69.6  $ 75.3    (8)    $352.5  $413.2   (15)
Cost of Gas Sold          47.5    53.6   (11)     220.8   272.4   (19)
                        ------  ------           ------  ------
Gas Sales Margin          22.1    21.7     2      131.7   140.8    (6)
Gas Transport Margin       1.3     1.4    (7)       4.9     5.0    (2)
                        ------  ------           ------  ------
Total Margin            $ 23.4  $ 23.1     1     $136.6  $145.8    (6)
                        ======  ======           ======  ======
(Millions of Therms)
Sales Volumes
  Firm                    60.4    57.6     5      546.3   571.6    (4)
  Interruptible           69.5    60.1    16      242.5   206.8    17
Transportation Volume     24.2    25.3    (4)      88.2    86.4     2
                        ------  ------  ------   ------  ------
Total Throughput         154.1   143.0     8      877.0   864.8     1
                        ======  ======           ======  ======

Degree Days (Normal:
  3rd Qtr.  = 166
  Nine Months = 4,563)     165      71   132      4,251   4,577    (7)
                        ======  ======           ======  ======
/TABLE

The increase in firm sales volumes for the third quarter of 1995 as compared
with the 1994 third quarter was caused principally by   weather that was colder
than the same period of last year. For the nine-months ended September 30, 1995, the total margin decrease was primarily due to a 4% decrease in firm sales volumes offset in part by a 17% increase in lower margin interruptible sales, due primarily to increased sales to existing customers. The weather was 7% warmer than normal during the first nine months of 1995 and 7% warmer than the same period in 1994. The margin was also affected by a November 1994 rate order that reduced annual gas margins by $10.4 million

Operations and maintenance expenses decreased by $3.8 million, or 15%, and $13.8 million, or 15%, for the three- and nine- month periods ended September 30, 1995, respectively, compared with the same periods of 1994. The decrease for the quarter was due primarily to lower labor expenses ($0.8 million), allowed bad debt expense ($0.6 million) and pension expense ($0.7 million). The year-to-date decrease was due in part to lower labor expenses ($2.8 million), allowed bad debt expense ($1.8 million), pension expense ($2.1 million) and nonrecurrence of a one-time charge of $2.7 million relating to a 1994 early retirement program taken in the first quarter of 1994.

Depreciation expense for the nine months ended September 30, 1995 decreased by $0.7 million, or 3%, compared to the same period of last year. In conjunction with the November 1994 rate order, the Company discontinued recording additional depreciation expense of $3 million per year associated with a previous reserve deficiency.

Year-to-date income tax expense increased due to higher pre-tax income.

Financial Condition
-------------------
Cash flow from operations for the nine months ended September 30, 1995 increased by $3.9 million, or 5%, compared to same period of 1994. Cash flow for 1995 increased over 1994 due to increased net income of $3.5 million, lower cost of storage gas of $5.2 million, a $14.7 million pipeline refund, lower tax payments of $12.0 million and a reduction in net regulatory assets of $2.5 million. The favorable impact of the lower cost of storage gas and the $14.7 million pipeline refund are expected to reverse in the fourth quarter of 1995. Furthermore, cash flow for the nine- months ended September 30, 1995 decreased over 1994 due to lower collections in the first quarter of 1995 from lower fourth quarter 1994 sales reflected in lower beginning accounts receivable and unbilled revenue balances of $34.5 million

There will be a need for additional short-term borrowing during the fourth quarter of 1995 to finance working capital needs primarily related to gas storage and accounts receivable for the heating season.

Cash flows from operations exceeded capital expenditures and dividend requirements for the first nine months in both 1995 and 1994. Capital expenditures through September 1995 amounted to $31.4 million and additional capital expenditures of approximately $17 million are expected for the remainder of 1995. Cash flow from operations should be sufficient to fund the remaining capital expenditures for 1995. Most of the expenditures will be for expansion and renewal of the gas distribution system.

On October 4, 1995, the Company filed an application with the Public Service Commission of Wisconsin (PSCW) for the sale of up to $75 million of unsecured notes. The Company intends to use the net proceeds from the sale of these notes to redeem $50 million of the Company's unsecured 9 1/8% notes due December 1, 1997. Subject to the actual amount of notes offered for sale by Wisconsin Gas, it is currently expected that any remaining net proceeds will be used to reduce short-term debt levels and for other general corporate purposes. The note issuance is presently expected to occur in the fourth quarter of 1995 and is subject to regulatory approval and market conditions.

Federal Regulatory Matters
--------------------------
On November 1, 1993, ANR Pipeline Company (ANR), Wisconsin Gas' principal pipeline supplier, filed for a general rate increase with the Federal Energy Regulatory Commission (FERC). The filing proposes increases in many areas of ANR's regulated cost of service. The FERC ordered a reduction or elimination of certain cost increases and permitted ANR to place the balance of the rate increase (approximately $ 178 million) into effect on May 1, 1994, subject to refund of any amounts ultimately determined to be unjust and unreasonable. The rate case is scheduled for hearing beginning January 31, 1996. Wisconsin Gas believes that any amount by which ANR is ultimately permitted to increase its rates in this proceeding will not have a material impact on Wisconsin Gas.

State Regulatory Matters
------------------------
The Company has the ability to raise or lower margin rates within a specified range on a quarterly basis under the guidelines of a November 1994 PSCW rate
order.   The Company has filed to reduce its base rates by $1.5 million and $3.0 million on an annualized basis effective August 1, 1995 and November 1, 1995, respectively. With these two rate reductions, the Company is $4.5 million below the maximum margin rates allowed by the PSCW's rate order.

In July 1995, the PSCW initiated a proceeding to develop principles and analyze alternatives for gas utilities to recover purchased gas costs to replace the traditional purchased gas adjustment (PGA) mechanism. The PSCW staff is soliciting proposals from interested parties. It is possible that some form of gas cost incentive mechanism will be recommended for adoption by the PSCW. In general, an incentive mechanism would establish a targeted gas cost for a utility and would reward or penalize that utility based on its actual gas costs incurred relative to the target. The PSCW has tentatively scheduled hearings for March 1996, with any changes in the PGA mechanism to be effective November 1, 1996. Wisconsin Gas is unable to predict whether any changes to the PGA mechanism will be adopted or the effect any changes that are adopted may have.

Other Matters
-------------
The Company's collective bargaining agreement with the Oil, Chemical and Atomic Workers International Union AFL-CIO, Local 6-18-1 (Local 6-18-1) expires December 1, 1995. The contract covers approximately 300 hourly workers. Wisconsin Gas has begun negotiations with Local 6-18-1 for a new agreement but cannot currently predict when a new contract will be reached or on what terms an agreement will be made.

                              WISCONSIN GAS COMPANY

                       Statements of Operation (Unaudited)


                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                  ---------------------- ----------------------
                                     1995        1994       1995        1994
                                  ----------  ---------- ----------  ----------
                                              (Thousands of Dollars)
Operating Revenues............... $  70,959   $  76,675  $ 357,428   $ 418,172
                                  ----------  ---------- ----------  ----------
Operating Expenses:
  Cost of gas sold...............    47,545      53,618    220,818     272,377
  Operations.....................    20,426      24,327     70,610      83,949
  Maintenance....................     2,068       1,988      5,247       5,692
  Depreciation...................     7,254       7,480     21,466      22,130
  Taxes, other than income taxes.     2,279       2,434      6,981       7,545
                                  ----------  ---------- ----------  ----------
                                     79,572      89,847    325,122     391,693
                                  ----------  ---------- ----------  ----------

Operating Income (Loss)..........    (8,613)    (13,172)    32,306      26,479
                                  ----------  ---------- ----------  ----------

Other Income and (Deductions)....       250        (108)       309         (37)
                                  ----------  ---------- ----------  ----------
Income (Loss) Before
  Interest Expense...............    (8,363)    (13,280)    32,615      26,442
                                  ----------  ---------- ----------  ----------

Interest Expense:
  Long-term debt.................     2,865       2,837      8,609       8,709
  Other..........................       541         505      1,812       1,578
                                  ----------  ---------- ----------  ----------
                                      3,406       3,342     10,421      10,287
                                  ----------  ---------- ----------  ----------
Income (Loss) Before
  Income Taxes...................   (11,769)    (16,622)    22,194      16,155

Income Tax Expense (Benefit).....    (4,364)     (6,137)     8,564       6,054
                                  ----------  ---------- ----------  ----------

Net Income (Loss)................ $  (7,405)  $ (10,485) $  13,630   $  10,101
                                  ==========  ========== ==========  ==========



The accompanying notes are an integral part of these statements.
/TABLE

                              WISCONSIN GAS COMPANY

                                  Balance Sheets


                                                    September 30,
                                                         1995     December 31,
                                                     (Unaudited)      1994
                                                     -----------  ------------
                                                       (Thousands of Dollars)
Assets
------
Property, Plant and Equipment, at cost.............. $   748,070  $    718,988
  Less - Accumulated depreciation...................     375,879       356,033
                                                     -----------  ------------
                                                         372,191       362,955
                                                     -----------  ------------
Current Assets:
  Cash and cash equivalents.........................       8,890        17,279
  Accounts receivable, less allowance for
    doubtful accounts of $8,228 and
    $7,159, respectively............................      18,966        42,662
  Accounts receivable, intercompany, net............      10,947         1,359
  Accrued utility revenues..........................      11,150        40,327
  Materials and supplies, at weighted average cost..       3,926         2,983
  Gas in storage, at weighted average cost..........      30,981        38,050
  Deferred income taxes.............................      10,580        13,183
  Prepaid taxes.....................................       4,791         6,813
  Other.............................................       1,902         2,269
                                                     -----------  ------------
                                                         102,133       164,925
                                                     -----------  ------------
Deferred Charges and Other:
  Systems development costs.........................      30,122        34,071
  Deferred environmental costs......................      41,481        41,942
  Other regulatory assets...........................      49,311        51,543
  Gas transition costs..............................         329         7,411
  Prepaid pension costs.............................      26,607        25,394
  Other.............................................      22,258        19,610
                                                     -----------  ------------
                                                         170,108       179,971
                                                     -----------  ------------
                                                     $   644,432  $    707,851
                                                     ===========  ============


The accompanying notes are an integral part of these statements.

                           WISCONSIN GAS COMPANY

                               Balance Sheets

                                                 September 30,
                                                      1995      December 31,
                                                  (Unaudited)       1994
                                                  -----------   ------------
                                                    (Thousands of Dollars)
Capitalization and Liabilities
------------------------------
Capitalization:
  Common stock................................    $         9   $          9
  Other paid-in capital.......................        118,731        118,753
  Retained earnings...........................         65,865         64,233
  Long-term debt..............................        141,980        143,831
                                                  -----------   ------------
                                                      326,585        326,826
                                                  -----------   ------------
Current Liabilities:
  Accounts payable............................         33,009         44,645
  Refundable gas costs........................         15,203         18,058
  Short-term borrowings.......................         35,000         85,000
  Current portion of long-term debt...........          2,000          4,000
  Accrued payroll and benefits................         13,267          7,313
  Accrued taxes...............................              -          1,164
  Other.......................................          4,920          3,477
                                                  -----------   ------------
                                                      103,399        163,657
                                                  -----------   ------------
Deferred Credits and Other:
  Deferred income taxes.......................         40,833         40,002
  Postretirement benefit obligation...........         53,632         55,624
  Environmental remediation costs.............         36,507         37,188
  Unamortized investment tax credit...........          7,994          8,187
  Gas transition costs........................            329          7,411
  Other regulatory liabilities................         60,422         54,636
  Other.......................................         14,731         14,320
                                                  -----------   ------------
                                                      214,448        217,368
                                                  -----------   ------------
                                                  $   644,432   $    707,851
                                                  ===========   ============


The accompanying notes are an integral part of these statements.

                                  WISCONSIN GAS COMPANY
                           Statement of Cash Flows (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                  -----------------------
                                                     1995         1994
                                                  ----------   ----------
                                                   (Thousands of Dollars)
Operations:
  Net income...................................   $  13,630    $  10,101
  Adjustments to reconcile net income to
   net cash flows:
    Depreciation and amortization..............      27,286       28,295
    Deferred income taxes......................       3,434       (9,333)
    Change in:
      Receivables..............................      52,873       71,891
      Gas in storage...........................       7,069        1,842
      Other current assets.....................     (10,164)        (381)
      Systems development costs................           -         (826)
      Accounts payable.........................     (11,636)     (18,241)
      Accrued taxes............................         992      (12,538)
      Refundable gas costs.....................      (2,855)      (4,845)
      Accrued payroll and benefits.............       5,954        4,713
      Other current liabilities................       1,309        1,055
      Other non-current assets and liabilities.         915       13,185
                                                  ----------   ----------
                                                     88,807       84,918
                                                  ----------   ----------
Investment Activities:
  Capital expenditures.........................     (31,440)     (30,110)
  Other, net...................................         244          308
                                                  ----------   ----------
                                                    (31,196)     (29,802)
                                                  ----------   ----------
Financing Activities:
  Change in short-term borrowings..............     (50,000)     (53,000)
  Reduction of long-term debt..................      (4,000)      (2,000)
  Cash dividends paid to WICOR, Inc............     (12,000)     (12,000)
  Donated capital from WICOR, Inc..............           -        5,000
                                                  ----------   ----------
                                                    (66,000)     (62,000)
                                                  ----------   ----------
Change in Cash and Cash Equivalents............      (8,389)      (6,884)
Cash and Cash Equivalents at beginning
  of period....................................      17,279        9,680
                                                  ----------   ----------
Cash and Cash Equivalents at end of period.....   $   8,890    $   2,796
                                                  ==========   ==========


The accompanying notes are an integral part of these statements.
/TABLE

Notes to Financial Statements (Unaudited):


1) At September 30, 1995, Wisconsin Gas had total unsecured lines of credit available from several banks of $65 million. As of September 30, 1995, commercial paper totaling $35 million was outstanding under these credit agreements with a weighted average interest rate of 5.9%.


2) For purposes of the Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                    For the nine months
                                     ended September 30,
                                   ----------------------
                                     1995          1994
                                   --------      --------
                                   (Thousands of Dollars)

     Income taxes paid             $ 17,964      $ 30,003
     Interest paid                 $  9,158      $ 12,031


3) On October 4, 1995, the Company filed an application with the Public Service Commission of Wisconsin (PSCW) for the sale of up to $75 million of unsecured notes. The Company currently intends to use the net proceeds from the sale of these notes to redeem $50 million of the Company's unsecured 9 1/8 notes due December 1, 1997. Subject to the actual amount of notes offered for sale by Wisconsin Gas, it is presently expected that any remaining net proceeds will be used to repay short-term debt and for general corporate purposes.


4) In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company anticipates adopting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Company based on the current regulatory structure in which the Company operates. This conclusion may change in the future as competitive factors and regulatory changes develop.

Part II - Other Information



Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          4.1 Revolving Credit Agreement Amendment, effective November 15, 1994, among Wisconsin Gas Company and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank, M&I Marshall and Ilsley Bank and Citibank, N.A., as Agent.

          27   Financial data schedule

     (b)  Reports on Form 8-K.  There were no reports on Form 8-K filed by the Company during the third quarter of 1995.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                            WISCONSIN GAS COMPANY



Dated:  October 25, 1995      By:          /s/ Joseph P. Wenzler
                                         ----------------------------
                                               Joseph P. Wenzler

                                           Vice President and Chief
                                               Financial Officer