Form 10-K405
period 1995-12-31
WISCONSIN GAS CO
filed 1996-03-15
CIK 107819

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-K

    /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1995
                               OR
    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from       to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   /X/  Yes   / /   No.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
     Aggregate market value of the voting stock held by non-affiliates of the registrant: None
     Number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1996:

Common Stock, $8 par value               1,125 shares

               Documents Incorporated by Reference.
    WICOR, Inc. proxy statement dated March 12, 1996 (Part III)

                     Reduced Disclosure Format
     The registrant meets the conditions set forth in General
Instructions (J)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format.

                        TABLE OF CONTENTS

                                                         PAGE
PART I.                                                   1

  Item  1.  Business                                      1

  (a)  General                                            1

  (b)  Gas Supply, Pipeline Capacity and Storage          1

       (1)  General                                       1
       (2)  Pipeline Capacity and Storage                 2
       (3)  Term Gas Supply                               2
       (4)  Spot Market Gas Supply                        3

  (c)  Employee                                           3

  Item  2.  Properties                                    3

  Item  3.  Legal Proceedings                             3

  Item  4.  Submission of Matters to a Vote of
               Security Holders                           4

PART II.                                                  4

  Item  5.  Market for Registrant's Common Equity and
               Related Stockholder Matters                4

  Item  6.  Selected Financial Data                       5

  Item  7.  Management's Discussion and Analysis of
            Results of Operations and
            Financial Condition                           5

  Item  8.  Financial Statements and Supplementary Data   5

  Item  9.  Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure                          5

Part III.                                                 5

  Item 10.  Directors and Executive Officers
               of the Registrant                          5

  Item 11.  Executive Compensation                        5

  Item 12.  Security Ownership of Certain
               Beneficial Owners and Management           5

  Item 13.  Certain Relationships/Related Transactions    5

Part IV.                                                  6

  Item 14.  Exhibits, Financial Statement Schedules
               and Reports on Form 8-K                    6

  (a)  Documents Filed as Part of the Report              6

       1.   All Financial Statements and Report of
               Independent Public Accountants             6
       2.   Financial Statement Schedules                 6
       3.   Exhibits                                      6

  (b)  Reports on Form 8-K                                8

                              PART I
Item  1.    BUSINESS

(a)    General

  Wisconsin Gas Company (the "Company" or "Wisconsin Gas") is a Wisconsin corporation and a wholly-owned subsidiary of WICOR, Inc. ("WICOR") and maintains its principal executive offices in Milwaukee, Wisconsin. The Company is the largest natural gas distribution public utility in Wisconsin. At December 31, 1995, Wisconsin Gas distributed gas to approximately 505,000 residen-tial, commercial and industrial customers in 503 communities throughout Wisconsin having an estimated population of nearly 2,000,000 based on the State of Wisconsin's estimates for 1995.
 The Company is subject to the jurisdiction of the Public Service Commission of Wisconsin ("PSCW") as to various phases of its operations, including rates, service and issuance of securities.

  Wisconsin Gas' business is highly seasonal, particularly as to residential and commercial sales for space heating purposes, with a substantial portion of its sales occurring in the winter heating season. The following table sets forth the volumes of natural gas delivered by Wisconsin Gas to its customers.

                                        Year Ended
                              ----------------------------------
                                December 31,     December 31,
                              ---------------- ----------------
                              000's of         000's of
                              Therms *    %    Therms *   *
Customer Class                --------- -----  --------- -----
Sales
  Residential                   494,250  38.0    463,690  38.8
  Commercial                    211,570  16.3    185,980  15.5
  Large Volume Commercial
    and Industrial Firm         134,960  10.4    145,440  12.2
  Commercial and Industrial
    Interruptible               313,530  24.1    282,170  23.6
                              --------- -----  --------- -----
Total Sales                   1,154,310  88.8  1,077,280  90.1
Transportation
--------------
 Transported                    145,490  11.2    119,080   9.9
                              --------- -----  --------- -----
Total Gas Throughput          1,299,800 100.0  1,196,360 100.0
                              ========= =====  ========= =====

*One therm equals 100,000 BTU's

  The volumes shown as transported represent customer-owned gas that was delivered by Wisconsin Gas to such customers. The remaining volumes represent quantities sold and delivered to customers by the Company.

(b)    Gas Supply, Pipeline Capacity and Storage

  (1)  General

  Prior to the Federal Energy Regulatory Commission's
("FERC") Order No. 636, the interstate pipelines serving Wisconsin Gas were the primary suppliers of natural gas to Wisconsin Gas. During the transition period prior to the issuance of Order No. 636, Wisconsin Gas gradually assumed responsibility for the acquisition of supply in the production areas of North America, as well as the management of transportation and storage capacities to deliver that supply to its market area. On November 1, 1993, Wisconsin Gas commenced full operation and responsibility for its supply and capacity under the requirements of Order No. 636.

  One of the provisions of Order No. 636 is capacity release. Capacity release creates a secondary market for pipeline capacity and gas supplies. Local distribution companies, such as Wisconsin Gas, must contract for capacity and supply sufficient to meet the peak day firm demand of their customers.
 Peak or near peak days occur only a few times each year, so capacity release facilitates higher utilization of capacity during those times when the capacity is not needed by the utility. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase that capacity. The proceeds from these transactions are passed-through to the ratepayers, thereby helping to offset the costs associated with holding the capacity. During 1995, Wisconsin Gas was an active participant in the capacity release market.

  Operating under Order No. 636, Wisconsin Gas Company has been able to meet its contractual obligations with both its suppliers and its customers despite periods of severe cold and unseasonably warm weather, including the record cold weather in late January and early February, 1996.

  (2)  Pipeline Capacity and Storage

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

  Wisconsin Gas also maintains high deliverability storage in the production area which is designed to deliver gas when other supplies cannot be delivered during extremely cold weather.

  Wisconsin Gas' firm winter daily transportation and storage capacity entitlements from pipelines under long-term contracts are set forth below.
                               Maximum
                              (Thousands
       Pipeline               of Therms*)
                              -----------
       ANR
         Mainline               2,999
         Storage                4,879
       NNG
         Mainline               1,085
         Storage                  150
       Viking
         Mainline                  72
       Peaking Facilities          69
                              -----------
         Total                  9,254
                              ===========

*One therm equals 100,000 BTU's.

  (3)  Term Gas Supply

  Wisconsin Gas has contracts for firm supplies with terms in excess of 30 days with approximately 30 gas suppliers for gas produced in each of the three producing areas discussed above. The term contracts have varying durations so that only a portion of the Company's gas supply expires in any year. the Company believes the volume of gas under contract is sufficient to meet its forecasted firm peak day demand. The following table sets forth Wisconsin Gas' winter season maximum daily firm total gas supply.

                                Maximum
                               (Thousands
                               of Therms*)
                               -----------
  Domestic flowing gas           2,350
  Canadian flowing gas           1,482
  Storage withdrawals            5,029
                               -----------
    Total                        8,861
                               ===========
*One therm equal 100,000 BTU's.

  (4)  Spot Market Gas Supply

  Wisconsin Gas expects to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate.
 The Company has purchased spot market gas since 1985 and has supply relationships with a number of sellers from whom it purchases spot gas.

(c)    Employees

  The Company had 1,089 full-time equivalent active employees at December 31, 1995

Item  2.    PROPERTIES

  Wisconsin Gas owns a distribution system which, on Decem-ber 31, 1995, included approximately 8,300 miles of distribution and transmission mains, 414,000 services and 539,000 active meters. The Company's distribution system consists almost entirely of plastic and coated steel pipe. The Company owns its main office building in Milwaukee, office buildings in certain other communities in which it serves, gas regulating and meter-ing stations, peaking facilities and its major service centers, including garage and warehouse facilities. The Milwaukee and other office buildings, the principal service facilities and the gas distribution systems of Wisconsin Gas are owned by it in fee subject to the lien of its Indenture of Mortgage and Deed of Trust, dated as of November 1, 1950, under which its first mortgage bonds are issued, and to permissible encumbrances as therein defined.

Item  3.  LEGAL PROCEEDINGS

  There are no material legal proceedings pending, other than ordinary routine litigation incidental to the Company's busi-ness, to which the Company is a party, except as discussed below. There are no material legal proceedings to which any officer or director is a party or has a material interest adverse to the Company's. There are no material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which the Company is or would be a party.

  Wisconsin Gas has identified two previously owned sites on which it operated manufactured gas plants that are of environmental concern. Such plants ceased operations prior to the mid-1950's. Wisconsin Gas has engaged an environmental consultant to help determine the nature and extent of the contamination at these sites. Based on the test results obtained and the possible remediation alternatives available, the Company has estimated that cleanup costs could range from $22 million to $75 million. As of December 31, 1995, the Company has accrued $36.4 million for future cleanup costs. These estimates are based on current undiscounted costs. It should also be noted that the numerous assumptions such as the type and extent of contamination, available remediation techniques, and regulatory requirements which are used in developing these estimates are subject to change as new information becomes available. Any such changes in assumptions could have a significant impact on the potential liability. Due to anticipated regulatory treatment, changes in the recorded liability do not immediately impact net income.

  The Wisconsin Department of Natural Resources ("WDNR")
issued a Probable Responsible Party letter to Wisconsin Gas for these two sites in September 1994. Following receipt of this letter, Wisconsin Gas and the WDNR held an initial meeting to discuss the sites. At the meeting it was agreed that Wisconsin Gas would prepare a remedial action options report from which it will select specific remedial actions for recommendation to the WDNR. During 1995, the Company gathered additional environmental data regarding these two sites, held extensive discussions concerning remedial options with current land owners and solicited information from environmental consulting and remediation firms on technology and approaches that would best suit the sites. The efforts were directed toward preparing a remedial action options report and recommendations for
presentation to the WDNR in 1996.   Once such a plan is
approved, initial remediation work will begin. Expenditures over the next three years are expected to total approximately $20 million. Although most of the work and costs are expected to be incurred in the first few years of the plan, monitoring of sites and other necessary actions may be undertaken for up to 30 years.

  In March 1994, Wisconsin Gas commenced suit against nine insurance carriers seeking a declaratory judgment regarding insurance coverage for the two sites. Settlements were reached with each of the carriers during 1994. Additional insurance recoveries are being pursued. The Company expects full recovery of incurred remediation costs, less amounts recovered from insurance carriers. If the amount recovered from the insurance carriers is insufficient to remediate both sites, expenditures not recovered are expected to be allowed full recovery (other than for carrying costs) in rates based upon recent PSCW orders.
 Accordingly, a regulatory asset has been recorded for the accrued cost. Certain related investigation costs incurred to date are currently being recovered in utility rates. However, any incurred costs not yet recovered in rates are not allowed by the PSCW to earn a return. As of December 31, 1995, $4.8 million of such costs had been incurred.

  Wisconsin Gas also owns a service center that is constructed on a site that was previously owned by the City of Milwaukee and was used by the City as a public dump site. The Company has conducted a site assessment at the request of the WDNR and has sent the report of its assessment to the WDNR. Management cannot predict whether or not the WDNR will require any remediation action, nor the extent or cost of any remediation actions that may be required. In the judgment of management, any remediation costs incurred by the Company will be recoverable from the City of Milwaukee or in Wisconsin Gas' rates under the PSC orders discussed above.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Omitted pursuant to General Instruction J (2) (c).

  PART II

Item  5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

  WICOR owns all the issued and outstanding common stock of the Company. The Wisconsin Business Corporation Law, the Company's Indenture of Mortgage and Deed of Trust and the indentures supplemental thereto, and the agreements under which debt is outstanding each contain certain restrictions on the payment of dividends on common stock. By order of the PSCW, Wisconsin Gas is generally permitted to pay dividends up to the amount projected in its rate case ($16 million). The Company may pay dividends in excess of $16 million so long as the payment will not cause its common equity ratio to fall below 48.43%. If payment of projected dividends would cause its common equity ratio to fall below 43% of total capitalization (including short-term debt), or if payment of additional dividends would cause its common equity ratio to fall below 48.43%, Wisconsin Gas must obtain PSCW approval to pay such dividends. Wisconsin Gas has projected the payment of $19 million of dividends during the 12 months ending October 31, 1996. See Note 6 of Notes to Financial Statements contained in
Exhibit 13, the WICOR 1995 Annual Report to Shareholders, which note is incorporated herein by reference. The PSCW desires Wisconsin Gas to target its common equity level at 43% to 50% of total capitalization. For the year ended December 31, 1995, the Company's average common equity level was 51%.

  The Company paid cash dividends of $16,000,000 on common stock to WICOR in 1995 and 1994, respectively.

Item  6.    SELECTED FINANCIAL DATA

  Omitted pursuant to General Instruction J(2)(a).

Item  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
      OF OPERATIONS AND FINANCIAL CONDITION

  Reference is made to the section entitled "Financial
Review" set forth in the WICOR 1995 Annual Report to Shareholders. Such section is included in Exhibit 13, which, insofar as it pertains to the Company, is hereby incorporated herein by reference.

Item  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial statements for the Company together with the report of independent public accountants are included in Part IV of this report.

Item  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There has been no change in or disagreement with the Company's independent auditors on any matter of accounting principles or practices or financial statement disclosure re-quired to be reported pursuant to this item.

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

  Omitted pursuant to General Instruction J(2)(c).

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

       3.2 Amendment to Wisconsin Gas Company By-laws, effective February 28, 1995 (incorporated by reference to Exhibit 3.2 to the Company's Form
               10-K Annual Report for 1994).

       3.3     Wisconsin Gas Company By-laws, as amended
               (incorporated by reference to Exhibit 3.3 to the Company's Form 10-K Annual Report for 1994).

       4.1 Indenture of Mortgage and Deed of Trust dated as of November 1, 1950, between Milwaukee Gas Light
               Company and Mellon National Bank and Trust
               Company and D. A. Hazlett, Trustees (incorporated by reference to Exhibit 7-E to the Company's
                              Registration Statement No. 2-8631).

       4.2 Bond Purchase Agreement dated December 31, 1981, between Wisconsin Gas Company and Teachers Insurance and Annuity Association of America relating to the issuance and sale of $30,000,000 principal amount of First Mortgage Bonds, Adjustable Rate Series due 2002 (incorporated by reference to Exhibit 4-6 to the Company's Form S-3 Registration Statement No. 33-43729).

       4.3     Indenture dated as of September 1, 1990, between
               Wisconsin Gas Company and First Wisconsin Trust
               Company, Trustee (incorporated by reference to Exhibit 4.11 to the Company's Form S-3
               Registration Statement No. 33-36639).

       4.4 Officers' Certificate dated as of November 19, 1991, setting forth the terms of Wisconsin Gas Company's 7-1/2% Notes due 1998 (incorporated by reference to Exhibit 4.1 to Wisconsin Gas Company's Form 8-K Current Report dated November 19, 1991).

       4.5 Officers' Certificate, dated as of September 15, 1993, setting forth the terms of the Company's 6.60% debentures due 2013 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K Current Report for September, 1993).

       4.6 Officers' Certificate, dated as of November 7, 1995, setting forth the terms of the Company's 6-3/8% Notes due 2005 (incorporated by reference to the Company's Form 8-K Current Report dated November 7, 1995.

       4.7 Revolving Credit and Term Loan Agreement dated as of March 29, 1993, among Wisconsin Gas Company and the Bank of New York, Citibank, N.A., Firstar Bank of Milwaukee, N. A. Harris Trust & Savings Bank, M&I Marshall & Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q dated as of August 9, 1993).

       4.8 Extension of Revolving Credit and Term Loan Agreement dated as of March 29, 1994, among Wisconsin Gas Company and Citibank, N.A., Firstar Bank Milwaukee, Harris Trust and Savings Bank, M&I Marshall & Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.9 to the Company's Form 10-K Annual Report of
                              1994).

       4.9 Loan Agreement dated as of November 4, 1991, by and among M&I Marshall & Ilsley Bank, Wisconsin Gas Company Employee's Savings Plans Trust and WICOR, Inc. (incorporated by reference to Exhibit
               4.16 to the Company's Form 10-K Annual Report for
               1991).

       4.10    Loan Agreement Amendment effective December 21,
               1995, by and among Wisconsin Gas Company
               Employees' Savings Plan Trust, WICOR, Inc., and
               M&I Marshall and Ilsley Bank.

       10.1    Service Agreement dated as of June 1, 1994, among
               WICOR, Inc., Wisconsin Gas Company, WEXCO of
               Delaware, Inc., Sta-Rite Industries, Inc. and
               SHURflo Pump Manufacturing Co.

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

       10.7# Form of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1994 Long-Term
               Performance Plan (incorporated by reference to Exhibit 4.2 to the WICOR, Inc. Form S-8
                              Registration Statement No. 33-55755).

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

       10.10#  Wisconsin Gas Company 1996 Officers' Incentive
               Compensation Plan.

       10.11#  Wisconsin Gas Company Group Travel Accident Plan
               (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K Annual Report for 1992).

       10.12# Form of Deferred Compensation Agreement between Wisconsin Gas Company and certain of its officers (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K Annual Report for 1991).

       10.13# WICOR, Inc. Retirement Plan for Directors, as amended (incorporated by reference to Exhibit
               10.25 to the Company's Form 10-K Annual Report for 1992).

       13      "Financial Review" portions of WICOR, Inc. 1995
               Annual Report to Shareholders.

       27      Financial Data Schedule. (EDGAR version only)


(b)    Reports on Form 8-K.

       Form 8-K Current Report dated November 7, 1995.

# Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company.

                            SIGNATURES



  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 WISCONSIN GAS COMPANY



Date:  March 12, 1996         By       JOSEPH P. WENZLER
                                     Joseph P. Wenzler
                                     Vice President and
                                   Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the succeeding pages by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                       WISCONSIN GAS COMPANY

       Signature                      Title              Date

THOMAS F. SCHRADER
Thomas F. Schrader President, Chief Executive
                 Officer and Director
                 (Principal Executive Officer)  March 12, 1996

JOSEPH P. WENZLER
Joseph P. Wenzler  Vice President and             March 12, 1996
                   Chief Financial Officer
                   (Principal Financial and
                   Principal Accounting Officer)

WENDELL F. BUECHE
Wendell F. Bueche  Director                       March 12, 1996

WILLIE D. DAVIS    Director                       March 12, 1996
Willie D. Davis

JERE D. MCGAFFEY
Jere D. McGaffey   Director                       March 12, 1996

DANIEL F. MCKEITHAN, JR.
Dan F.McKeithan,Jr Director                       March 12, 1996

GUY A. OSBORN
Guy A. Osborn      Director                       March 12, 1996

STUART W. TISDALE
Stuart W. Tisdale  Director                       March 12, 1996

GEORGE E. WARDEBERG
George E Wardeberg Director                       March 12, 1996

ESSIE M. WHITELAW
Essie M. Whitelaw  Director                       March 12, 1996

WILLIAM B. WINTER
William B. Winter  Director                       March 12, 1996

  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wisconsin Gas Company:

We have audited the accompanying balance sheet and statements of capitalization of WISCONSIN GAS COMPANY (a Wisconsin corporation and a wholly owned subsidiary of WICOR, Inc.) as of December 31, 1995 and 1994, and the related statements of income, common equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Gas Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.








                                       ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
January 22, 1996

                              WISCONSIN GAS COMPANY
                               Statements of Income

                                                  Year Ended December 31,
                                              -------------------------------
                                                1995       1994       1993
                                              -------------------------------
                                                   (Thousands of Dollars)
Operating Revenues.........................   $519,398   $556,587   $574,835
                                              ---------  ---------  ---------
Operating Expenses:
  Cost of gas sold.........................    318,728    357,482    382,027
  Operations...............................     95,795    108,397    102,385
  Maintenance..............................      6,932      7,409      7,279
  Depreciation.............................     28,950     29,260     27,892
  Taxes, other than income taxes...........      9,331      9,675      9,063
                                              ---------  ---------  ---------
                                               459,736    512,223    528,646
                                              ---------  ---------  ---------

Operating Income...........................     59,662     44,364     46,189
                                              ---------  ---------  ---------

Interest expense...........................     14,312     14,348     14,781
Other income and expenses..................        176        127        258
                                              ---------  ---------  ---------
Income Before Income Taxes.................     45,174     29,889     31,150

Income Taxes...............................     17,097     10,993     11,280
                                              ---------  ---------  ---------

Net Income.................................   $ 28,077   $ 18,896   $ 19,870
                                              =========  =========  =========


The accompanying notes are an integral part of these statements.

                              WISCONSIN GAS COMPANY
                                  Balance Sheet

                                                         As of December 31,
                                                       -----------------------
                                                         1995          1994
                                                       -----------------------
                                                       (Thousands of Dollars)
Assets
------
Property, Plant and Equipment, at cost...............  $757,825      $718,988
  Less - Accumulated depreciation....................   382,424       356,033
                                                       ---------     ---------
                                                        375,401       362,955
                                                       ---------     ---------
Current Assets:
  Cash and cash equivalents..........................     7,463        17,279
  Accounts receivable, less allowance for doubtful
    accounts of $7,955,000 and $7,159,000,
    respectively.....................................    65,477        42,662
  Accrued utility revenues...........................    46,935        40,327
  Materials and supplies, at weighted average cost...     3,364         2,983
  Gas in storage, at weighted average cost...........    23,928        38,050
  Deferred income taxes..............................    16,781        13,183
  Prepaid taxes......................................     6,420         6,813
  Other..............................................     1,201         2,269
                                                       ---------     ---------
                                                        171,569       163,566
                                                       ---------     ---------
Deferred Charges and Other:
  Regulatory assets..................................   104,145       116,896
  Systems development costs..........................    28,868        34,071
  Prepaid pension costs..............................    27,012        25,394
  Other..............................................     6,458         3,610
                                                       ---------     ---------
                                                        166,483       179,971
                                                       ---------     ---------
                                                       $713,453      $706,492
                                                       =========     =========

The accompanying notes are an integral part of these statements.

                              WISCONSIN GAS COMPANY
                                  Balance Sheet

                                                          As of December 31,
                                                       -----------------------
                                                         1995          1994
                                                       -----------------------
                                                       (Thousands of Dollars)
Capitalization and Liabilities
------------------------------
Capitalization  (See accompanying statement):
  Long-term debt.....................................  $154,246      $143,831
  Preferred stock....................................         -             -
  Common equity......................................   195,161       182,995
                                                       ---------     ---------
                                                        349,407       326,826
                                                       ---------     ---------
Current Liabilities:
  Accounts payable...................................    41,079        44,645
  Accounts payable, intercompany, net................     5,910        (1,359)
  Refundable gas costs...............................    34,347        18,058
  Short-term borrowings..............................    57,500        85,000
  Current portion of long-term debt..................     4,000         4,000
  Accrued payroll and benefits.......................     8,711         7,313
  Accrued taxes......................................     1,062         1,164
  Other..............................................     4,689         3,477
                                                       ---------     ---------
                                                        157,298       162,298
                                                       ---------     ---------
Deferred Credits and Other:
  Regulatory liabilities.............................    64,896        60,900
  Deferred income taxes..............................    36,654        40,002
  Postretirement benefit obligation..................    52,968        55,624
  Environmental remediation costs....................    36,381        37,188
  Unamortized investment tax credit..................     7,724         8,187
  Accrued pipeline transition costs..................       261         7,411
  Other..............................................     7,864         8,056
                                                       ---------     ---------
                                                        206,748       217,368
                                                       ---------     ---------
Commitments and Contingencies (Note 6)
                                                       ---------     ---------
                                                       $713,453      $706,492
                                                       =========     =========


The accompanying notes are an integral part of these statements.

                              WISCONSIN GAS COMPANY
                             Statements of Cash Flow
                Increase (Decrease) in Cash and Cash Equivalents

                                                   Year Ended December 31,
                                              ---------------------------------
          (Thousands of Dollars)                1995        1994        1993
                                              ---------------------------------
Operations:
  Net income...............................   $ 28,077    $ 18,896    $ 19,870
  Adjustments to reconcile net income to
   cash provided by operating activities:
    Depreciation and amortization..........     36,646      37,419      34,786
    Deferred income taxes..................     (6,946)     (8,491)     (4,851)
    Change in:
      Receivables..........................    (29,423)     34,500      (9,821)
      Gas in storage.......................     14,121       6,647     (38,050)
      Other current assets.................        688      (6,948)        (94)
      Deferred systems development costs...          -        (841)     (6,530)
      Accounts payable.....................     (3,566)     (1,183)    (11,284)
      Accrued taxes........................      7,560      (2,021)      1,432
      Refundable gas costs.................     16,289       2,462       1,955
      Other current liabilities............      2,610        (485)     10,006
      Other noncurrent assets and
        liabilities........................     (1,100)      7,474      (5,974)
                                              ---------   ---------   ---------
                                                64,956      87,429      (8,555)
                                              ---------   ---------   ---------
Investment Activities:
  Capital expenditures.....................    (42,726)    (44,626)    (42,253)
  Other, net...............................        365         343         541
                                              ---------   ---------   ---------
                                               (42,361)    (44,283)    (41,712)
                                              ---------   ---------   ---------
Financing Activities:
  Change in short-term borrowings..........    (27,500)    (23,000)     59,000
  Issuance of long-term debt...............     65,000           -      45,000
  Reduction of long-term debt..............    (54,000)     (2,000)    (46,771)
  Donated capital from WICOR, Inc..........          -       5,000      12,000
  Cash dividends paid to WICOR, Inc........    (16,000)    (16,000)    (16,000)
  Other....................................         89         453         225
                                              ---------   ---------   ---------
                                               (32,411)    (35,547)     53,454
                                              ---------   ---------   ---------
Change in Cash and Cash Equivalents........     (9,816)      7,599       3,187
Cash and Cash Equivalents at beginning
  of year..................................     17,279       9,680       6,493
                                              ---------   ---------   ---------
Cash and Cash Equivalents at end of year...   $  7,463    $ 17,279    $  9,680
                                              =========   =========   =========

The accompanying notes are an integral part of these statements.

                              WISCONSIN GAS COMPANY
                           Statements of Common Equity

                                                  Year Ended December 31,
                                             ---------------------------------
                                               1995        1994        1993
                                             ---------------------------------
                                                  (Thousands of Dollars)
Common Stock
  Balance at beginning and end of year....   $      9    $      9    $      9
                                             ---------   ---------   ---------

Other Paid-In Capital
  Balance at beginning of year............    118,753     113,300     101,075
    Donated capital from WICOR, Inc.......          -       5,000      12,000
    Other.................................         89         453         225
                                             ---------   ---------   ---------
  Balance at end of year..................    118,842     118,753     113,300
                                             ---------   ---------   ---------

Retained Earnings
  Balance at beginning of year............     64,233      61,337      57,467
    Net income............................     28,077      18,896      19,870
    Cash dividends paid to WICOR, Inc.....    (16,000)    (16,000)    (16,000)
                                             ---------   ---------   ---------
  Balance at end of year..................     76,310      64,233      61,337
                                             ---------   ---------   ---------

Total Common Equity at end of year........   $195,161    $182,995    $174,646
                                             =========   =========   =========




The accompanying notes are an integral part of these statements.

                              WISCONSIN GAS COMPANY
                           Statements of Capitalization

                                                           As of December 31,
                                                       -----------------------
                                                         1995          1994
                                                       -----------------------
                                                       (Thousands of Dollars)
Long-Term Debt
  First mortgage bonds
    Adjustable Rate Series, 9.3% and 7.4%,
      respectively, due 1999.......................... $  6,000      $ 10,000
  9-1/8% Notes due 1997...............................        -        50,000
  7-1/2% Notes due 1998...............................   40,000        40,000
  6.6% Notes due 2013.................................   45,000        45,000
  6-3/8% Notes due 2005...............................   65,000             -
  Unamortized debt discount and expense...............   (1,754)       (1,169)
                                                       ---------     ---------
                                                        154,246       143,831
                                                       ---------     ---------
Preferred Stock
  Without par value, cumulative; authorized 1,500,000
    shares, none outstanding..........................        -             -
                                                       ---------     ---------

Common Equity
  Common Stock, $8 par value, authorized 5,000,000
    shares, 1,125 shares outstanding..................        9             9
  Other paid-in capital...............................  118,842       118,753
  Retained earnings...................................   76,310        64,233
                                                       ---------     ---------
                                                        195,161       182,995
                                                       ---------     ---------
                                                       $349,407      $326,826
                                                       =========     =========


The accompanying notes are an integral part of these statements.

                       Wisconsin Gas Company
                   Notes to Financial statements


1.      ACCOUNTING POLICIES

a.     Business

  Wisconsin Gas Company (Wisconsin Gas), the oldest and largest natural gas distribution utility in Wisconsin, is a public utility engaged in the distribution of natural gas throughout Wisconsin. Most of its revenues, however, are derived from gas delivered in southeastern Wisconsin. Wisconsin Gas is subject to regulation by the Public Service Commission of Wisconsin (PSCW) and gives recognition to ratemaking policies substantially in accordance with the Federal Energy Regulatory Commission (FERC) System of Accounts. At December 31, 1995, Wisconsin Gas served approximately 505,000 customers in 503 communities.

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

c.     Plant and Depreciation

  Gas distribution property, plant and equipment is stated at original cost, including overhead allocations. Upon ordinary retirement of plant assets, their cost plus cost of removal, net of salvage, is charged to accumulated depreciation, and no gain or loss is recognized.
  The depreciation of Wisconsin Gas' assets is computed using straight-line rates over estimated useful lives and considers salvage value. These rates have been consistently used for ratemaking purposes. The composite rates are 4.2%, 4.5% and 4.7% for 1995, 1994 and 1993, respectively.

d.     Regulatory Accounting

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

  The amounts recorded as regulatory assets and regulatory liabilities in the balance sheet at December 31, 1995 and 1994 are as follows:

(Thousands of Dollars)                   1995       1994
       ----------                     ----------
Regulatory assets:
     Postretirement benefit
       costs (Note 8)                 $  45,054  $  47,832
     Deferred environmental costs        41,457     41,942
     Income tax-related amounts
       due from customers (Note 2)        3,357      3,711
     Pipeline transition costs              261      7,411
     Other                               14,016     16,000
       ----------                     ----------
       $ 104,145                      $ 116,896
       ==========                     ==========
Regulatory liabilities:
     Income tax-related amounts
       due to customers (Note 2)      $  22,891  $  24,098
     Pension costs (Note 8)              19,482     22,333
     Other                               22,523     14,469
       ----------                     ----------
       $  64,896                      $  60,900
       ==========                     ==========

   Consistent with PSCW regulation, Wisconsin Gas has capitalized computer systems development costs and amortizes the costs to expense over a five- to ten- year period.

   Wisconsin Gas is precluded from discontinuing service to residential customers within its service area during a certain portion of the heating season. Any differences between doubtful account provisions based on actual experience and provisions allowed for ratemaking purposes by the PSCW are deferred for later recovery in rates as a cost of service. The most recent PSCW rate order provides for a $13.9 million allowable annual provision for doubtful accounts, including amortization of prior deferred amounts. See Notes 6 and 8 for discussion of additional deferred charges.

e. Income Taxes

   Wisconsin Gas as a wholly owned subsidiary of WICOR, Inc.
is included in WICOR's consolidated Federal income tax return. WICOR allocates Federal current tax expense or credits to Wisconsin Gas based on its respective separate tax computation.
   Investment tax credits were recorded as a deferred credit on the balance sheet and are being amortized to income over the applicable service lives of the related properties in accordance with regulatory treatment.

f. Cash Flows

   Wisconsin Gas considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Due to the short maturity of these instruments, market value approximates cost.

   For purposes of the Consolidated Statements of Cash Flow, income taxes paid (net of refunds) and interest paid were as follows for each of the years ended December 31, 1995, 1994 and 1993:

(Thousands of Dollars)                1995       1994        1993
-----------------------            ---------- ----------  ----------
Income taxes paid                  $  19,928  $  30,059   $   8,188
Interest paid                      $  13,636  $  13,374   $  15,043

g. Derivative Financial Instruments

   Wisconsin Gas has a limited involvement with derivative financial instruments and does not use them for trading or speculative purposes. The Company purchased options in 1995 to hedge a small portion of gas costs incurred for resale. The cost of options and any gains or losses realized do not affect income since they are accounted for under the purchased gas adjustment clause.

h. Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those results.

i. Reclassifications

   Certain prior year financial statement amounts have been reclassified to conform to their current year presentation.

2. INCOME TAXES

   The current and deferred components of income tax expense for each of the years ended December 31, are as follows:

(Thousands of Dollars)                1995       1994        1993
------------------------           ---------- ----------  ----------
Current
          Federal                  $  23,474  $  19,245   $  15,082
          State                        5,808      4,771       3,761
                                   ---------- ----------  ----------
Total Current                         29,282     24,016      18,843
                                   ---------- ----------  ----------
Deferred
          Federal                    (10,101)   (10,789)     (6,432)
          State                       (2,084)    (2,234)     (1,131)
                                   ---------- ----------  ----------
Total Deferred                       (12,185)   (13,023)     (7,563)
                                   ---------- ----------  ----------
Total Provision                    $  17,097  $  10,993   $  11,280
                                   ========== ==========  ==========

   The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

(Thousands of Dollars)
 Year ended December 31,             1995           1994           1993
--------------------------      -------------- -------------- --------------
Statutory U.S. tax rates        $15,811  35.0% $10,461  35.0% $10,910  35.0%
State income taxes, net         2,515     5.6  1,707     5.7  1,601         5.1
Investment credit restored      (457)    (1.0) (461)    (1.5) (473)         (1.5)
Excess deferred
   tax amortization             (507)    (1.1) (505)    (1.7) (532)         (1.7)
Other, net                      (265)    (0.7) (209)    (0.7) (226)         (0.7)
                                -------------- --------------           ---------------
Effective Tax Rates             $17,097  37.8% $10,993  36.8% $11,280    36.2%
                                ============== ==============           ===============


   The components of deferred income tax assets and liabilities at December 31, 1995 and 1994 are as follows:

(Thousands of Dollars)                           1995        1994
--------------------------                    ----------  ----------
Deferred Income Tax Assets
          Recoverable gas costs               $  13,416   $   7,258
          Inventory                               2,614       3,755
          Deferred compensation                   1,667       1,335
          Other                                    (916)        835
                                              ----------  ----------
                                              $  16,781   $  13,183
                                              ==========  ==========
Deferred Income Tax Liabilities
          Property related                    $  37,715   $  34,643
          Systems development costs              11,586      13,675
          Pension benefits                        3,070       1,276
          Gas transition costs                      105       2,974
          Investment tax credit                  (5,109)     (5,416)
          Environmental                          (4,725)     (1,669)
          Postretirement benefits                (3,177)     (3,122)
          Deferred compensation                  (2,119)     (2,160)
          Other                                    (692)       (179)
                                              ----------  ----------
                                              $  36,654   $  40,022
                                              ==========  ==========

3. SHORT-TERM BORROWINGS

   As of December 31, 1995 and 1994, Wisconsin Gas had total unsecured lines of credit available from banks of $120.0 million and $135.0 million, respectively. At December 31, 1995, $57.5 million of commercial paper was outstanding at a weighted average interest rate of 5.9%. At December 31, 1994, $85.0 million of commercial paper was outstanding at a weighted average interest rate of 5.9%.
   These borrowing arrangements may require the maintenance of average compensating balances which are generally satisfied by balances maintained for normal business operations and may be withdrawn at any time.

4. LONG-TERM DEBT

   In November 1995, Wisconsin Gas issued $65 million of 6 3/8% Notes due in 2005, a portion of the proceeds were used to redeem $50 million of 9 1/8% Notes due in 1997. In September 1993, Wisconsin Gas issued $45 million of 6.6% Notes due in 2013, the proceeds of which were used to refinance $45 million of first mortgage bonds. Substantially all gas distribution property is subject to a first mortgage lien. Maturities and sinking fund requirements during the succeeding five years on all long-term debt total $4.0 million, $2.0 million, $42.0 million, $2.0 million and zero in 1996, 1997, 1998, 1999 and 2000, respectively.

5. RESTRICTIONS

   A November 1993 rate order issued by the PSCW sets an equity range of 43% to 50% for the utility and also requires Wisconsin Gas to request PSCW approval prior to the payment of dividends on its common stock to WICOR if the payment would reduce its common equity (net assets) below 43% of total capitalization (including short-term debt). Under this requirement, $26.8 million of Wisconsin Gas' net assets at December 31, 1995, plus future earnings, were available for such dividends without PSCW approval. In addition, the PSCW must also approve any dividends in excess of $16 million for any 12 month period beginning November 1 if such dividends would dilute Wisconsin Gas' total equity below 48.43% of its total capitalization. Wisconsin Gas paid $4 million in dividends in November 1995 and expects to pay $19 million in dividends for the 12 months ending October, 1996.

6. COMMITMENTS AND CONTINGENCIES

a. Gas Supply
   Wisconsin Gas has agreements for firm pipeline and storage capacity that expire at various dates through 2008. The aggregate amount of required payments under such agreements totals approximately $1,010 million, with annual required payments of $133 million in 1996, $132 million in 1997, $125 million in 1998, $123 million in 1999 and $123 million in 2000. Wisconsin Gas' total payments of fixed charges under all agreements were $130.5 million in 1995, $130.4 million in 1994 and $133.9 million in 1993. The purchased gas adjustment provisions of Wisconsin Gas' rate schedules permit the recovery of gas costs from its customers. In 1992, the FERC issued Order No. 636 that, among other things, mandated the unbundling of interstate pipeline sales service and established certain open access transportation regulations that became effective beginning in the 1993-94 heating season. Order No. 636 permits pipeline suppliers to pass through to Wisconsin Gas any prudently incurred transition costs, such as unrecovered gas costs, gas supply realignment costs and stranded investment costs. Wisconsin Gas estimates its portion of such costs from all of its pipeline suppliers would approximate $14.5 million at December 31, 1995 based upon prior filings with FERC by the pipeline suppliers. The pipeline suppliers will continue to file quarterly with the FERC for recovery of actual costs incurred.
   The FERC has allowed ANR Pipeline Company to recover capacity and "above market" supply costs associated with quantities purchased from Dakota Gasification Company ("Dakota") under a long-term contract expiring in the year 2009. Consistent with guidelines set forth in Order No. 636, ANR has allocated 90% of Dakota costs to firm transportation service recoverable through a reservation rate surcharge and 10% to interruptible service. ANR and other pipelines reached a settlement with Dakota governing the price of Dakota gas. A FERC administrative law judge ("ALJ") has overturned the settlement and ordered refunds of amounts collected from pipeline customers. The ALJ's decision is subject to review by FERC. Pending a final resolution, ANR currently recovers the difference between costs paid to Dakota and the current market price. Based on Wisconsin Gas contracted quantities with ANR, Wisconsin Gas is currently paying approximately $500,000 per month of Dakota costs. This amount varies month-to-month and across years based on the spread between ANR contract terms with Dakota and the market indices for pricing spot gas.

   Transition costs billed to Wisconsin Gas are being recovered from customers under the purchased gas provisions within its rate schedules. Assuming no drastic changes in the market for natural gas, Wisconsin Gas does not expect transition costs to significantly affect the total cost of gas to its customers because (1) Wisconsin Gas will purchase its wellhead gas supplies based upon market prices that should be below the cost of gas previously embedded in the bundled pipeline sales service and (2) many elements of transition costs were previously embedded in the rates for the pipelines' bundled sales service. The unbundling of pipeline sales service requires Wisconsin Gas to contract directly and separately for wellhead gas supply and firm transportation services. As a result of FERC Order No. 636, Wisconsin Gas has contracted directly for underground storage since 1993.

b. Capital Expenditures
   Certain commitments have been made in connection with 1996 capital expenditures. Wisconsin Gas capital expenditures for 1996 are estimated at $48 million.

c. Environmental Matters
   Wisconsin Gas has identified two previously owned sites on which it operated manufactured gas plants that are of environmental concern. Such plants ceased operations prior to the mid-1950's. Wisconsin Gas has engaged an environmental consultant to help determine the nature and extent of the contamination at these sites. Based on the test results obtained and the possible remediation alternatives available, the Company has estimated that cleanup costs could range from $22 million to $75 million. As of December 31, 1995, the Company has accrued $36.4 million for future cleanup costs. These estimates are based on current undiscounted costs. It should also be noted that the numerous assumptions such as the type and extent of contamination, available remediation techniques, and regulatory requirements which are used in developing these estimates are subject to change as new information becomes available. Any such changes in assumptions could have a significant impact on the potential liability. Due to anticipated regulatory treatment, as discussed below, changes in the recorded liability do not immediately impact net income.

   The Wisconsin Department of Natural Resources (WDNR) issued a Probable Responsible Party letter to Wisconsin Gas for these two sites in September 1994. Following receipt of this letter, Wisconsin Gas and WDNR held an initial meeting to discuss the sites. At the meeting it was agreed that Wisconsin Gas would prepare a remedial action options report from which it will select specific remedial actions for recommendation to the WDNR. During 1995, the Company gathered additional environmental data regarding these two sites, held extensive discussions concerning remedial options with current land owners and solicited information from environmental consulting and remediation firms on technology and approaches that would best suite the sites. These efforts were directed toward preparing a remedial action options report and recommendations for presentation to the WDNR during 1996. Once such a plan is approved, initial remediation work will begin. Expenditures over the next three years are expected to total approximately $20.0 million. Although most of the work and the cost are expected to be incurred in the first few years of the plan, monitoring of sites and other necessary actions may be undertaken for up to 30 years.

   In March 1994, Wisconsin Gas commenced suit against nine insurance carriers seeking a declaratory judgment regarding insurance coverage for the two sites. Settlements were reached with each of the carriers during 1994. Additional insurance recoveries are being pursued. Under recent PSCW rate orders, the Company expects full recovery of incurred remediation costs, less amounts recovered from insurance carriers. If the amount recovered from the insurance carriers is insufficient to remediate both sites, expenditures not recovered will be allowed full recovery (other than for carrying costs) in rates based upon recent PSCW orders. Accordingly, the accrual for future remediation costs has been deferred as a regulatory asset. Accordingly, a regulatory asset has been recorded for the accrued cost. Certain related investigation costs incurred to date are currently being recovered in utility rates. However, any incurred costs not yet recovered in rates are not allowed by the PSCW to earn a return. As of December 31, 1995, $4.8 million of such costs had been incurred.

d. Other
   The Company is party to various legal proceedings arising in the ordinary course of business which are not expected to have a material effect on the Company's financial position or results of operation.

7. COMMON STOCK AND OTHER PAID-IN CAPITAL

   During 1994 and 1993, WICOR invested in Wisconsin Gas, $5 million and $12 million, respectively. No amounts were invested by WICOR in 1995.

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

   The following table sets forth the funded status of pension plans at December 31, 1995 and 1994. The cumulative difference between the amounts funded and the amounts based on SFAS No. 87 through November 1, 1992 is recorded as a regulatory liability and is being amortized as a reduction of pension expense over an eight-year period effective November 1, 1994.

                              Assets Exceed       Accumulated Benefits
                           Accumulated Benefits       Exceed Assets
                           --------------------- -----------------------
(Thousands of Dollars)        1995       1994       1995       1994
----------------------     ---------- ---------- ---------- ----------
Accumulated benefit
 obligation
  Vested benefits          $ (72,203) $ (64,291) $  (3,979) $  (4,983)
  Nonvested benefits         (11,063)   (10,050)      (921)    (1,082)
                           ---------- ---------- ---------- ----------
                             (83,266)   (74,341)    (4,900)    (6,065)
Effect of projected future
 compensation levels         (38,178)   (36,340)      (642)      (492)
                           ---------- ---------- ---------- ----------
Project benefit obligation  (121,444)  (110,681)    (5,542)    (6,557)
Plan assets at fair value    163,214    148,588          -          -
                           ---------- ---------- ---------- ----------
Plan assets greater (less)
 than projected benefit
 obligation                   41,770     37,907     (5,542)    (6,557)
Unrecognized net (asset)
 liability at September 30,
 1985 being recognized over
 approximately 16 years      (12,855)   (14,329)       546        887
Unrecognized prior
 service costs                 3,599      3,890        146        253
Unrecognized net (gain) loss             (5,502)    (2,074)   721     657
Additional minimum
 liability recorded                -          -       (899)    (1,307)
                           ---------- ---------- ---------- ----------
Accrued pension asset
 (liability)               $  27,012  $  25,394  $  (5,028) $  (6,067)
                           ========== ========== ========== ==========

   The weighted average discount rate assumptions used in determining the actuarial present value of the projected benefit obligation were 7.5%, 8.25% and 7.5% for 1995, 1994 and 1993, respectively. The expected long-term rate of return on assets was 8.5%, 8.5% and 8.0% for 1995, 1994 and 1993, respectively.
The expected long-term rate of compensation growth was 5.0%, 5.5% and 6.0% for 1995, 1994 and 1993, respectively.

   Net pension costs for each of the years ended December 31, include the following (income) expense:

(Thousands of Dollars)                1995       1994        1993
--------------------------         ---------- ----------  ----------
Service costs                      $   3,529  $   4,265   $   4,872
Interest costs on projected
  benefit obligations                  9,305      8,860       9,023
Actual (gain) loss on
  plan assets                        (21,057)     1,880     (13,474)
Net amortization/deferral              7,232    (15,195)     (1,424)
Gain on early
  retirement incentive                     -       (268)          -
Amortization of
  regulatory liability                (2,851)      (475)          -
                                   ---------- ----------  ----------
Net pension income                 $  (3,842) $    (933)  $  (1,003)
                                   ========== ==========  ==========


b. Postretirement Health Care and Life Insurance
   In addition to providing pension benefits, Wisconsin Gas provides certain health care and life insurance benefits for retired employees when they reach normal retirement age while working for the Company. Wisconsin Gas funds the accrual annually based on the maximum tax deductible amount.
   Commencing January 1, 1992, Wisconsin Gas postretirement benefit costs have been calculated in accordance with SFAS No. 106 and are recoverable from customers. The cumulative difference between the amounts funded and the amounts based on SFAS No. 106 through January 1, 1992 is recorded as a regulatory asset and is being amortized over a twenty-year period effective January 1, 1992.
   Net postretirement health care and life insurance costs for each of the years ended December 31, consisted of the following components:

(Thousands of Dollars)                1995       1994        1993
----------------------             ---------- ----------  ----------
Service cost                       $   1,847  $   2,492   $   2,575
Interest cost on projected
  benefit obligation                   5,336      5,665       5,396
Actual (gain) loss on
  plan assets                         (6,185)       147      (1,414)
Amortize regulatory asset              2,778      2,778       2,651
Net amortization/deferral              2,477     (2,628)          -
Loss on early retirement
  incentive                                -      3,650           -
                                   ---------- ----------  ----------
Net postretirement
  benefit cost                     $   6,253  $  12,104   $   9,208
                                   ========== ==========  ==========

   The 1994 postretirement benefit cost was increased due to the early retirement of 131 employees under a voluntary early retirement incentive plan for employees age 55 and over.

   The following table sets forth the plans' funded status, reconciled with amounts recognized in the Company's Statement of Financial Position at December 31, 1995 and 1994, respectively.

Accumulated benefit obligation
(Thousands of Dollars)                           1995        1994
-------------------------------------         ----------  ----------
Retirees  $ (38,966)                          $ (40,510)
Active employees                                (37,633)    (26,716)
                                              ----------  ----------
Accumulated benefit obligation                  (76,599)    (67,226)
Plan assets at fair value                        39,417      30,666
                                              ----------  ----------
Accumulated benefit obligation
  in excess of plan assets                      (37,182)    (36,560)
Unrecognized prior service costs                (15,915)    (16,347)
Unrecognized actuarial
  (gain) loss                                       129      (2,717)
                                              ----------  ----------
Accrued postretirement benefit                $ (52,968)  $ (55,624)
                                              ==========  ==========

   The postretirement benefit cost components for 1995 were calculated assuming health care cost trend rates beginning at 11% in 1995 and decreasing to 6% in 23 years. The health care cost trend rate has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the APBO as of December 31, 1995 by $12.4 million and the aggregate of the service and interest cost components of postretirement expense by $1.7 million.
   The assumed discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 7.5%, 8.25% and 7.50% in 1995, 1994 and 1993, respectively. Plan assets are primarily invested in equities and fixed income securities.

c. Retirement Savings Plans
   Wisconsin Gas maintains various employee savings plans, which provide employees a mechanism to contribute amounts up to 16% of their compensation for the year. Company matching contributions may be made for up to 5% of eligible compensation including 1% for the Employee Stock Ownership Plan (ESOP). See
Note 8.d. Total contributions were valued at $1.2 million in 1995, $1.3 million in 1994 and $1.3 million in 1993.

d. Employee Stock Ownership Plan
   In November 1991, WICOR established an ESOP covering non-union employees of Wisconsin Gas. The ESOP funds employee benefits of up to 1% of compensation with Company common stock distributed through the ESOP.
   The ESOP used the proceeds from a $10 million, 3-year adjustable rate loan with a 6.44% interest rate at December 31, 1995, guaranteed by WICOR, to purchase 431,266 shares of original issue WICOR common stock. The ESOP extended the adjustable rate loan, with similar terms, until March 29, 1996. WICOR expects to refinance the adjustable rate loan in the first quarter of 1996. Because WICOR has guaranteed the loan, the unpaid balance ($5.3 million) is shown as long-term debt with a like amount of unearned compensation being recorded as a reduction of common equity on WICOR's balance sheet.
   The ESOP trustee is repaying the $10 million loan with dividends on shares of WICOR common stock in the ESOP and with Wisconsin Gas contributions to the ESOP.

e. Postemployment Benefit Plans
   Effective January 1, 1994 the Company adopted  SFAS No.
112, "Employers' Accounting for Postemployment Benefits," which requires accrual for all other postemployment benefits. Total postemployment benefit expense was $0.6 million in 1995 and 1994, respectively, including a one-time cumulative adjustment in 1994. The incremental costs of adopting this statement are insignificant on an ongoing basis.


9. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying value of cash and cash equivalents, accounts receivable and short-term borrowings approximates fair value due the short-term maturities of these instruments.

   The fair value of Wisconsin Gas' long-term debt is estimated based on the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the Company's bond rating and the present value of future cash flows.
   Because Wisconsin Gas operates in a regulated environment, shareholders would probably not be affected by realization of gains or losses on extinguishment of its outstanding fixed-rate debt. Realized gains would be refunded to and losses would be recovered from customers through gas rates.

   The estimated fair value of Wisconsin Gas' long-term debt at December 31, is as follows:

                                   1995                 1994
                           -------------------- --------------------
                            Carrying    Fair     Carrying    Fair
                            Amount      Value    Amount       Value
                           ---------- --------- --------- - ---------
Cash and cash equivalents  $    7,463 $   7,463 $   17,279      $  17,279
Accounts receivable        $   65,477 $  65,477 $   42,662      $  42,662
Short-term debt            $   57,500 $  57,500 $   85,000      $  85,000
Long-term debt             $  154,246 $ 156,041 $  143,831      $ 141,335

10.  QUARTERLY FINANCIAL DATA (Unaudited)

     Because seasonal factors significantly affect Wisconsin Gas operations, the following data is not comparable between quarters:

(Thousands of dollars)      First    Second       Third        Fourth
-----------------------    -------- ---------   --------- --------
1995
     Operating Revenues    $192,484 $ 93,985    $ 70,959  $161,970
     Operating Income (Loss)  $ 38,572 $  2,226 $ (8,492) $ 27,356
     Net Income (Loss)     $ 21,532 $   (570)   $ (7,332) $ 14,447

1994
     Operating Revenues    $242,148 $ 99,349    $ 76,675  $138,415
     Operating Income (Loss)  $ 43,331 $ (3,680)      $(13,172) $ 17,885
     Net Income (Loss)     $ 24,878 $ (4,292)   $(10,485) $  8,795
/TABLE

                           EXHIBIT INDEX

       3.1     Wisconsin Gas Company Restated Articles of
               Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form
               10-K Annual Report for 1988).

       3.2 Amendment to Wisconsin Gas Company By-laws, effective February 28, 1995 (incorporated by reference to Exhibit 3.2 to the Company's Form
               10-K Annual Report for 1994).

       3.3     Wisconsin Gas Company By-laws, as amended
               (incorporated by reference to Exhibit 3.3 to the Company's Form 10-K Annual Report for 1994).

       4.1 Indenture of Mortgage and Deed of Trust dated as of November 1, 1950, between Milwaukee Gas Light Company and Mellon National Bank and Trust Company and D. A. Hazlett, Trustees (incorporated by reference to Exhibit 7-E to the Company's Registration Statement No. 2-8631).

       4.2 Bond Purchase Agreement dated December 31, 1981, between Wisconsin Gas Company and Teachers Insurance and Annuity Association of America relating to the issuance and sale of $30,000,000 principal amount of First Mortgage Bonds, Adjustable Rate Series due 2002 (incorporated by reference to Exhibit 4-6 to the Company's Form S-3 Registration Statement No. 33-43729).

       4.3     Indenture dated as of September 1, 1990, between
               Wisconsin Gas Company and First Wisconsin Trust
               Company, Trustee (incorporated by reference to Exhibit 4.11 to the Company's Form S-3
               Registration Statement No. 33-36639).

       4.4 Officers' Certificate dated as of November 19, 1991, setting forth the terms of Wisconsin Gas Company's 7-1/2% Notes due 1998 (incorporated by reference to Exhibit 4.1 to Wisconsin Gas Company's Form 8-K Current Report dated November 19, 1991).

       4.5 Officers' Certificate, dated as of September 15, 1993, setting forth the terms of the Company's 6.60% debentures due 2013 (incorporated by reference to Exhibit 4.1 to the Company's Form
                8-K Current Report for September, 1993).

       4.6 Officers' Certificate, dated as of November 7, 1995, setting forth the terms of the Company's 6-3/8% Notes due 2005 (incorporated by reference to the Company's Form 8-K Current Report dated November 7, 1995.

       4.7 Revolving Credit and Term Loan Agreement dated as of March 29, 1993, among Wisconsin Gas Company and the Bank of New York, Citibank, N.A., Firstar Bank of Milwaukee, N. A. Harris Trust & Savings Bank, M&I Marshall & Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q dated as of August 9, 1993).

       4.8 Extension of Revolving Credit and Term Loan Agreement dated as of March 29, 1994, among Wisconsin Gas Company and Citibank, N.A., Firstar Bank Milwaukee, Harris Trust and Savings Bank, M&I Marshall & Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.9 to the Company's Form 10-K Annual Report of
               1994).

       4.9 Loan Agreement dated as of November 4, 1991, by and among M&I Marshall & Ilsley Bank, Wisconsin Gas Company Employee's Savings Plans Trust and WICOR, Inc. (incorporated by reference to Exhibit
               4.16 to the Company's Form 10-K Annual Report for
               1991).

       4.10*   Loan Agreement Amendment effective December 21,
               1995, by and among Wisconsin Gas Company
               Employees' Savings Plan Trust, WICOR, Inc., and
               M&I Marshall and Ilsley Bank.

       10.1    Service Agreement dated as of June 1, 1994, among
               WICOR, Inc., Wisconsin Gas Company, WEXCO of
               Delaware, Inc., Sta-Rite Industries, Inc. and
               SHURflo Pump Manufacturing Co.

       10.2#   WICOR, Inc. 1987 Stock Option Plan, as amended
               (incorporated by reference to Exhibit 4.1 to the WICOR, Inc. Form S-8 Registration Statement No.
               33-67134).

       10.3# Forms of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1987 Stock Option Plan (incorporated by reference to Exhibit
               10.20 to the Company's Form 10-K Annual Report
                              for 1991).

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

       10.10#* Wisconsin Gas Company 1996 Officers' Incentive
                Compensation Plan.

       10.11#  Wisconsin Gas Company Group Travel Accident Plan
               (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K Annual Report for 1992).

       10.12# Form of Deferred Compensation Agreement between Wisconsin Gas Company and certain of its officers (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K Annual Report for 1991).

       10.13# WICOR, Inc. Retirement Plan for Directors, as amended (incorporated by reference to Exhibit
               10.25 to the Company's Form 10-K Annual Report
                              for 1992).

       13*     "Financial Review" portions of WICOR, Inc. 1995
               Annual Report to Shareholders.

       27*     Financial Data Schedule. (EDGAR version only)



* Indicates document filed herewith

# Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company