Form 10-Q
period 1996-03-31
WISCONSIN GAS CO
filed 1996-04-29
CIK 107819

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10 - Q

 /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended March 31, 1996
                               or
 / /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the transition period from         to

                  Commission file number 1-7530

                      Wisconsin Gas Company
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

                Wisconsin                       39-0476515
    -------------------------------        --------------------
    (State or other jurisdiction of        (I.R.S Employer
     incorporation or organization)         Identification No.)

                     626 East Wisconsin Avenue
                    Milwaukee, Wisconsin  53202
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

                       Yes    X     No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                   Outstanding at March 31, 1996
- ------------------------           -----------------------------
Common Stock, $8 Par Value                     1,125

                           INTRODUCTION
                          --------------



Wisconsin Gas Company ("Wisconsin Gas" or "Company"), a natural gas distribution public utility, is a Wisconsin corporation and a wholly owned subsidiary of WICOR, Inc. ("WICOR"), a diversified holding company.




                             CONTENTS
                            ----------


                                                          PAGE
                                                         ------
PART I.   Financial Information........................    1


          Management's Discussion and Analysis of
            Interim Financial Statements...............  2-3


 Financial Statements of Wisconsin Gas Company (Unaudited):
 ----------------------------------------------------------

          Statements of Income for the Three-
            Months Ended March 31, 1996 and 1995.......    4


          Balance Sheets as of March 31, 1996 and
            December 31, 1995..........................  5-6


          Statements of Cash Flows for the Three-
            Months Ended March 31, 1996 and 1995.......    7


          Notes to Financial Statements................    8



PART II.  Other Information............................    9


Signatures.............................................   10

Part I - Financial Information


                       Financial Statements
                       --------------------


The financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Wisconsin Gas Annual Report on Form 10-K for the year ended December 31, 1995.

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

Results of Operations
- ---------------------
Net income increased by $5.0 million, or 23%, for the first quarter of 1996 compared with the first quarter of 1995. The following factors had a significant effect on the results of operations during the three month period ended March 31, 1996.

The increase in net income can be attributed, in part, to increased gas margin which resulted from the colder than normal weather experienced in the first quarter of this year. In addition, operations and maintenance expense decreased by $1.5 million, or 5%, over the comparable period of last year.

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

                                 Three Months Ended
                                      March 31,
                               ---------------------      %
                                  1996       1995      Change
                               ---------- ----------  --------
(Millions of Dollars)
- ---------------------
Gas Sales Revenues             $   212.6  $   190.3      12
Cost of Gas Sold                   130.8      115.2      14
                               ---------- ----------
Gas Sales Margin                    81.8       75.1       9
Gas Transport Margin                 3.4        2.2      55
                               ---------- ----------
Total Margin                   $    85.2  $    77.3      10
                               ========== ==========

(Millions of Therms)
- --------------------
Sales Volumes
  Firm                              407.5       358.5     14
  Interruptible                      77.2        93.6    (18)
Transportation Volume                64.4        38.3     68
                                 ---------- ----------
Total Throughput                    549.1       490.4     12
                                 ========== ==========

Heating Degree Days
  (20 year normal = 3,422)          3,630       3,168     15


Total gas margin increased by $7.9 million, or 10%, for the first quarter of 1996 compared to the first quarter of 1995 primarily as a result of a 14% increase in firm sales volumes. The weather was 6% colder than normal during the first quarter of 1996 and 15% colder than the same quarter in 1995.

Operations and maintenance expenses decreased by $1.5 million, or 5%, compared with the first quarter of 1995. The decrease is attributable to lower labor and benefit expenses of $1.5 million.

Depreciation expense for the first quarter of 1996 increased $1.2 million over the same period of 1995. The increase is due to additions to plant and increased depreciation rates allowed by the Public Service Commission of Wisconsin (PSCW).


Non-Operating Income/Expense and Income Taxes
- ---------------------------------------------
Interest expense decreased by $0.6 million, or 15%, due primarily to the Company's November 1995 long-term debt refinancing and lower levels of short-term debt outstanding during the first quarter of 1996. The decrease was partially offset by higher interest rates on the Company's short-term debt during the same period.

Income tax expense was $3.9 million higher for the first quarter of 1996, compared to the same period last year, reflecting an increase in pre-tax income.


Financial Condition
- -------------------
Cash flow from operations for the first quarter of 1996 decreased by $15.3 million, or 15%, compared to the first quarter of 1995.
The decrease in gas in storage of $14.4 million was due primarily to a 29% decrease in withdrawals from gas in storage during the first quarter of 1996, compared to the same period in 1995. Gas in storage at December 31, 1995 was 5.7 million decatherms lower than the amount in storage at December 31, 1994 due to a marginally colder than normal fourth quarter of 1995 and the unusually warm fourth quarter of 1994. In addition, withdrawals from gas in storage during the first quarter of 1996 reflected a weighted average cost of gas that was 18% lower than the same period in 1995. Also contributing to the decrease in cash flow from operations was a pipeline refund of $14.8 million which was received in the first quarter of 1995. These amounts were ultimately refunded to customers during the remainder of 1995.
Higher accounts payable balances, caused by increased gas purchases at higher prices, partially offset these decreases in cash flow from operations

Capital expenditures for the three months ended March 31, 1996 decreased $1.9 million to $5.7 million compared to the same period of the prior year. Additional capital expenditures of $41 million are expected for the remainder of 1996.

Historically, there has been a need for additional short-term borrowing during the third and fourth quarters to finance working capital, primarily gas purchased for injection into storage.

                                WISCONSIN GAS COMPANY

                           Statement of Income (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                                   --------------------------
                                                       1996           1995
                                                   --------------------------
                                                     (Thousands of Dollars)
  Operating Revenues..........................     $  216,111     $  192,484
                                                   -----------    -----------
  Operating Expenses:
    Cost of gas sold..........................        130,763        115,153
    Operations................................         25,876         27,756
    Maintenance...............................          1,901          1,495
    Depreciation..............................          8,312          7,066
    Taxes, other than income taxes............          2,506          2,442
                                                   -----------    -----------
                                                      169,358        153,912
                                                   -----------    -----------
  Operating Income ...........................         46,753         38,572

  Interest expense............................          3,230          3,813
  Other income and (expenses).................            (95)          (184)
                                                   -----------    -----------

  Income Before Income Taxes..................         43,428         34,575

  Income Taxes................................         16,926         13,043
                                                   -----------    -----------

  Net Income..................................     $   26,502     $   21,532
                                                   ===========    ===========



  The accompanying notes are an integral part of this statement.

  /TABLE

                             WISCONSIN GAS COMPANY

                                 Balance Sheet

                                                      March 31,
                                                        1996      December 31,
                                                     (Unaudited)      1995
                                                     ------------ ------------
                                                       (Thousands of Dollars)
Assets
- ------
Property, Plant and Equipment, at cost.............  $   761,102  $   757,825
  Less - Accumulated depreciation..................      389,055      382,424
                                                     ------------ ------------
                                                         372,047      375,401
                                                     ------------ ------------
Current Assets:
  Cash and cash equivalents........................       19,982        7,463
  Accounts receivable, less allowance for
    doubtful accounts of $14,060
    and $7,955, respectively.......................      106,112       65,477
  Accrued utility revenues.........................       39,746       46,935
  Materials and supplies, at weighted average cost.        3,091        3,364
  Gas in storage, at weighted average cost.........        3,659       23,928
  Deferred income taxes............................       16,781       16,781
  Prepaid taxes....................................        4,145        6,420
  Other............................................        1,803        1,201
                                                     ------------ ------------
                                                         195,319      171,569
                                                     ------------ ------------
Deferred Charges and Other:
  Regulatory assets................................      104,010      104,145
  Systems development costs........................       27,398       28,868
  Prepaid pension costs............................       27,661       27,012
  Other............................................        7,115        6,458
                                                     ------------ ------------
                                                         166,184      166,483
                                                     ------------ ------------
                                                     $   733,550  $   713,453
                                                     ============ ============



The accompanying notes are an integral part of this statement.

                           WISCONSIN GAS COMPANY

                               Balance Sheet

                                                    March 31,
                                                      1996      December 31,
                                                  (Unaudited)       1995
                                                  ------------  -------------
                                                    (Thousands of Dollars)
Capitalization and Liabilities
- ------------------------------
Capitalization:
  Common stock.................................   $         9   $          9
  Other paid-in capital........................       118,842        118,842
  Retained earnings............................        97,816         76,310
  Long-term debt...............................       152,308        154,246
                                                  ------------  -------------
                                                      368,975        349,407
                                                  ------------  -------------
Current Liabilities:
  Accounts payable.............................        49,139         41,079
  Accounts payable, intercompany, net..........        14,584          5,910
  Refundable gas costs.........................        75,973         34,347
  Short-term borrowings........................             -         57,500
  Current portion of long-term debt............         2,000          4,000
  Accrued payroll and benefits.................         8,716          8,711
  Accrued taxes................................         3,906          1,062
  Other........................................         4,871          4,689
                                                  ------------  -------------
                                                      159,189        157,298
                                                  ------------  -------------
Deferred Credits and Other:
  Regulatory liabilities.......................        64,268         64,896
  Deferred income taxes........................        36,796         36,654
  Postretirement benefit obligation............        52,364         52,968
  Environmental remediation costs..............        36,301         36,381
  Unamortized investment tax credit............         7,342          7,724
  Accrued pipeline transition costs............           240            261
  Other........................................         8,075          7,864
                                                  ------------  -------------
                                                      205,386        206,748
                                                  ------------  -------------
                                                  $   733,550   $    713,453
                                                  ============  =============

The accompanying notes are an integral part of this statement.

                           WISCONSIN GAS COMPANY
                          Statement of Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents
                               (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                    1996         1995
                                                 ---------    ---------
                                                 (Thousands of Dollars)
Operations:
  Net income..................................   $  26,502    $  21,532
  Adjustments to reconcile net income to
   net cash flows:
    Depreciation and amortization.............      10,415        9,035
    Deferred income taxes.....................         142          376
    Change in:
      Receivables.............................     (33,446)     (28,631)
      Gas in storage..........................      20,269       34,686
      Other current assets....................        (329)      (2,375)
      Accounts payable........................       8,060      (11,040)
      Accrued taxes...........................      14,382       15,394
      Refundable gas costs....................      41,626       53,726
      Other current liabilities...............        (402)       1,917
      Other noncurrent assets and liabilities.      (2,486)       5,395
                                                 ---------    ---------
                                                    84,733      100,015
                                                 ---------    ---------
Investment Activities:
  Capital expenditures........................      (5,732)      (7,624)
  Other, net..................................          18           45
                                                 ---------    ---------
                                                    (5,714)      (7,579)
                                                 ---------    ---------
Financing Activities:
  Change in short-term borrowings.............     (57,500)     (85,000)
  Reduction of long-term debt.................      (4,000)      (4,000)
  Cash dividends paid to WICOR, Inc...........      (5,000)      (4,000)
                                                 ---------    ---------
                                                   (66,500)     (93,000)
                                                 ---------    ---------
Change in Cash and Cash Equivalents...........      12,519         (564)
Cash and Cash Equivalents at beginning
  of period...................................       7,463        9,680
                                                 ---------    ---------
Cash and Cash Equivalents at end of period....   $  19,982    $   9,116
                                                 =========    =========

The accompanying notes are an integral part of this statement.

Notes to Financial Statements (Unaudited):


1) At March 31, 1996, Wisconsin Gas had total unsecured lines of credit available from several banks of $120 million. As of March 31, 1996, there were no amounts outstanding under these credit agreements.


2) For purposes of the Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                         For the three months
                                           ended March 31,
                                        ----------------------
                                          1996          1995
                                        --------      --------
                                        (Thousands of Dollars)

     Income taxes paid                  $ 6,502       $ 1,976
     Interest paid                      $ 2,415       $ 3,260

Part II - Other Information



Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27   Financial data schedule

     (b)  Reports on Form 8-K.  There were no reports on Form 8-K filed by the Company during the first quarter of 1996.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                 WISCONSIN GAS COMPANY



Dated:  April 26, 1996      By:    /s/ Joseph P. Wenzler
                                   -------------------------
                                       Joseph P. Wenzler


                                  Vice President and Chief
                                      Financial Officer

                           WICOR,  Inc.
                     Exhibit Index - Form 10-Q


Exhibit No.                          Exhibit
- -----------    ---------------------------------------------------

             27          Financial data schedule