Form 10-Q
period 1996-06-30
WISCONSIN GAS CO
filed 1996-07-31
CIK 107819

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10 - Q

 /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended June 30, 1996
                               or
 / /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the transition period from         to

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

           Class                   Outstanding at July 19, 1996
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




                             CONTENTS
                            ----------


                                                          PAGE
                                                         ------
PART I.   Financial Information........................    1


          Management's Discussion and Analysis of
            Interim Financial Statements...............  2-4


 Financial Statements of Wisconsin Gas Company (Unaudited):
 ----------------------------------------------------------

          Statements of Operations for the Three and Six
            Months Ended June 30, 1996 and 1995........    5


          Balance Sheets as of June 30, 1996 and
            December 31, 1995..........................  6-7


          Statements of Cash Flows for the Six
            Months Ended June 30, 1996 and 1995........    8


          Notes to Financial Statements................    9



PART II.  Other Information............................   10


Signatures.............................................   11

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

Because of seasonal factors, the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full calendar year.

               Management's Discussion and Analysis
                of Interim Financial Statements of
                       Wisconsin Gas Company
Results of Operations
- ---------------------
The Company broke even during the second quarter of 1996 compared to a net loss of $0.5 million during the second quarter of 1995. Net income for the six months ended June 30, 1996 increased by $5.5 million, or 26%, compared to the same period of last year. The following factors had a significant effect on the results of operations during the three- and six-month periods ended June 30, 1996.

The improvement in net income for the second quarter was due primarily to increased gas margin which resulted from weather that was colder than normal. The increase in transportation volumes was due primarily to more customers purchasing gas from sources other than Wisconsin Gas and transporting the volumes over the Wisconsin Gas distribution system. However, the movement to transportation from gas sales has no impact on margin. The increase in quarterly gas margins were partially offset by increased depreciation expense. The utility typically posts a loss in the second quarter as the heating season declines. The increase in 1996 year-to-date net income was due primarily to colder than normal weather and decreased operating and maintenance expenses.

Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better performance indicator than revenues because the mix of volumes between sales and transportation service affects revenues but not margin. In addition, changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause with no resulting effect on margin.

                         Three Months             Six Months
                         Ended June 30,           Ended June 30,
                        --------------    %      --------------    %
(Millions of Dollars)    1996    1995   Change    1996    1995   Change
- ---------------------   ------  ------  ------   ------  ------  ------
Gas Sales Revenues      $104.1  $ 92.5    13     $316.7  $282.9    12
Cost of Gas Sold          69.5    58.1    20      200.3   173.3    16
                        ------  ------           ------  ------
Gas Sales Margin          34.6    34.4     1      116.4   109.6     6
Gas Transport Margin       3.1     1.5   107        6.5     3.6    81
                        ------  ------           ------  ------
Total Margin            $ 37.7  $ 35.9     5     $122.9  $113.2     9
                        ======  ======           ======  ======

                         Three Months              Six Months
                         Ended June 30,           Ended June 30,
                        ---------------   %      ---------------   %
(Millions of Therms)     1996    1995   Change    1996    1995   Change
- --------------------    ------  ------  ------   ------  ------  ------
Sales Volumes
  Firm                   140.8   127.4    11      548.3   486.0    13
  Interruptible           43.8    79.5   (45)     121.0   173.0   (30)
Transportation Volume     58.3    25.7   127      122.7    64.0    92
                        ------  ------           ------  ------
Total Throughput         242.9   232.6     4      792.0   723.0    10
                        ======  ======           ======  ======
Degree Days (Normal:
  2nd Qtr.  = 941
  Six Months = 4,363)    1,203     918    31      4,833   4,086     18
                        ======  ======           ======  ======

The 11% increase in firm sales volumes for the second quarter of 1996 as compared with the 1995 second quarter was caused principally by 31% colder weather than the same period of last year (28% colder than normal). For the six months ended June 30, 1996, the total margin increase was primarily due to a 13% increase in firm sales volumes. The weather was 11% colder than normal during the first six months of 1996 and 18% colder than the same period in 1995.

Operations and maintenance expenses remained relatively flat during the second quarter of 1996 compared to the second quarter of 1995. Year-to-date operation and maintenance expenses decreased $1.3 million compared to the same period of last year. The decrease is attributable to lower labor and benefit expenses.

Depreciation expense for the three and six months ended June 30, 1996 increased by $1.3 million and $2.5 million, respectively. The increase is due to additions to plant and increased depreciation rates permitted by the Public Service Commission of Wisconsin ("PSCW").

Year-to-date income tax expense increased by $4.1 million, or 32%, reflecting the increase in pre-tax income.

Financial Condition
- -------------------
Cash flow from operations for the six months ended June 30, 1996 decreased by $17.0 million, or 14%, to $104.8 million compared to same period of 1995. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable are higher in the heating season as compared with the warmer months. The decrease of $20.2 million in cash flow related to gas in storage was due primarily to a 31% decrease in withdrawals during the first six months of 1996 compared to the same period in 1995. Gas in storage at December 31, 1995 was 5.7 million dekatherms lower than the amount in storage at December 31, 1994 due to a marginally colder than normal fourth quarter of 1995 and the unusually warm fourth quarter of 1994. Year-to-date withdrawals from gas in storage reflected a weighted average cost of gas ("WACOG") that was 18% lower than the same period in 1995. In addition, the injection WACOG during the second quarter of 1996 was 41% higher than the same period in 1995. Cash flow from operations in the first six months of 1996 did not benefit from the one-time pipeline refunds which were made in comparable period of 1995. Such refunds were ultimately returned to customers during the latter half of 1995. Increased net income in the first six months of 1996 partially offset decreases in cash flow from operations during this period.

There will be a need for additional short-term borrowing during the third and fourth quarters of 1996 to finance working capital needs primarily related to gas purchased for injection into storage and accounts receivable. The Company has existing lines of credit to satisfy this working capital need.

Cash flow from operations exceeded capital expenditures and dividend requirements for the first six months in both 1996 and 1995.

Capital expenditures through June 1996 decreased by $6.0 million, or 31%, to $13.3 million. The decrease was due primarily to unfavorable construction conditions. Additional capital expenditures of approximately $30 million are expected for the remainder of 1996. Cash flow from operations is expected to be sufficient to fund the remaining capital expenditures for 1996. Most of the expenditures will be for expansion and renewal of the gas distribution system.

Regulatory Matters
- ------------------
The Company voluntarily reduced its base rates by $1.5 million and $3.0 million on an annualized basis effective August 1, 1995, and November 1, 1995, respectively. With these reductions, Wisconsin Gas' rates recover $4.5 million per year less than the maximum margin allowed by the PSCW's November 1994 rate order. The Company has the ability to raise or lower margin rates within a specified range on a quarterly basis.

On June 27, 1996, the PSCW approved a Company proposal to conduct a two year pilot program ("Gas Advantage"), beginning November 1, 1996, to test the introduction of competition to 1,200 small commercial and 1,000 residential customers. Customers who enroll in the pilot will have the ability to choose the supplier of natural gas from various gas marketers under an open market concept. Wisconsin Gas will continue to distribute the gas to participating customers at the same margin rate it charges for bundled sales services. The Company will bill the gas marketers
for transporting natural gas to the customers.   Customers will
receive their monthly bills from the marketers.   The Gas Advantage
program is designed to enhance competition by enabling customers to compare services and prices available from Wisconsin Gas and third party marketers.

On July 2, 1996, the PSCW indicated in open meeting discussions that they wanted to move away from the dollar-for-dollar recovery of gas costs that occurs under the current purchased gas adjustment clause mechanism. The Commissioners agreed not to place restrictions on which gas cost recovery mechanisms ("GCRM") local distribution companies ("LDC") could use and agreed not to require LDC's to use the same mechanism. Under the GCRM, the utility will assume the risk of under-recovering its gas and interstate capacity costs but will have the opportunity to earn incentives if it keeps its costs below the established benchmark levels. The Company expects that the earliest that it could file and obtain approval for a GCRM would be the second quarter of 1997.

                              WISCONSIN GAS COMPANY
                       Statements of Operations (Unaudited)

                                 Three Months Ended     Six Months Ended
                                      June 30,               June 30,
                              ---------------------- ----------------------
                                 1996        1995       1996        1995
                              ----------  ---------- ----------  ----------
                                          (Thousands of Dollars)
Operating Revenues........... $ 107,269   $  93,985  $ 323,380   $ 286,469
                              ----------  ---------- ----------  ----------
Operating Expenses:
  Cost of gas sold...........    69,513      58,120    200,276     173,273
  Operations.................    22,028      22,428     47,904      50,184
  Maintenance................     2,217       1,684      4,118       3,179
  Depreciation...............     8,415       7,146     16,727      14,212
  Taxes, other than
     income taxes............     2,362       2,260      4,868       4,702
                              ----------  ---------- ----------  ----------
                                104,535      91,638    273,893     245,550
                              ----------  ---------- ----------  ----------

Operating Income (Loss)......     2,734       2,347     49,487      40,919
                              ----------  ---------- ----------  ----------

Interest Expense.............     3,041       3,202      6,271       7,015
Other Income/(Deductions)....       432         243        337          59
                              ----------  ---------- ----------  ----------
Income (Loss) Before
  Income Taxes...............       125        (612)    43,553      33,963

Income Tax
   Provision/(Benefit).......       124        (115)    17,050      12,928
                              ----------  ---------- ----------  ----------

Net Income (Loss)............ $       1   $    (497) $  26,503   $  21,035
                              ==========  ========== ==========  ==========


The accompanying notes are an integral part of these statements.

                              WISCONSIN GAS COMPANY
                                  Balance Sheets

                                                    June 30,
                                                      1996     December 31,
                                                  (Unaudited)      1995
                                                  -----------  ------------
                                                    (Thousands of Dollars)
Assets
- ------
Property, Plant and Equipment, at cost........... $   767,487  $    757,825
  Less - Accumulated depreciation................     396,693       382,424
                                                  -----------  ------------
                                                      370,794       375,401
                                                  -----------  ------------
Current Assets:
  Cash and cash equivalents......................      27,541         7,463
  Accounts receivable, less allowance for
    doubtful accounts of $11,341 and
    $7,955, respectively.........................      68,581        65,477
  Accrued utility revenues.......................       7,019        46,935
  Materials and supplies,
    at weighted average cost.....................       3,591         3,364
  Gas in storage, at weighted average cost.......      20,580        23,928
  Deferred income taxes..........................      16,781        16,781
  Prepaid taxes..................................       5,290         6,420
  Other..........................................       1,611         1,201
                                                  -----------  ------------
                                                      150,994       171,569
                                                  -----------  ------------
Deferred Charges and Other:
  Regulatory assets..............................     103,209       104,145
  Systems development costs......................      25,929        28,868
  Prepaid pension costs..........................      28,563        27,012
  Other..........................................       7,169         6,458
                                                  -----------  ------------
                                                      164,870       166,483
                                                  -----------  ------------
                                                  $   686,658  $    713,453
                                                  ===========  ============

The accompanying notes are an integral part of these statements.

                           WISCONSIN GAS COMPANY
                               Balance Sheets

                                                  June 30,
                                                    1996      December 31,
                                                (Unaudited)       1995
                                                -----------   ------------
                                                  (Thousands of Dollars)
Capitalization and Liabilities
- ------------------------------
Capitalization:
  Common stock..............................    $         9   $          9
  Other paid-in capital.....................        118,842        118,842
  Retained earnings.........................         92,817         76,310
  Long-term debt............................        152,360        154,246
                                                -----------   ------------
                                                    364,028        349,407
                                                -----------   ------------
Current Liabilities:
  Accounts payable..........................         33,461         41,079
  Accounts payable - intercompany, net......          6,167          5,910
  Refundable gas costs......................         58,165         34,347
  Short-term borrowings.....................              -         57,500
  Current portion of long-term debt.........          2,000          4,000
  Accrued payroll and benefits..............         11,242          8,711
  Accrued taxes.............................          2,744          1,062
  Other.....................................          4,041          4,689
                                                -----------   ------------
                                                    117,820        157,298
                                                -----------   ------------
Deferred Credits and Other:
  Regulatory liabilities....................         63,627         64,896
  Deferred income taxes.....................         36,796         36,654
  Postretirement benefit obligation.........         51,956         52,968
  Environmental remediation costs...........         36,268         36,381
  Unamortized investment tax credit.........          7,377          7,724
  Other.....................................          8,786          8,125
                                                -----------   ------------
                                                    204,810        206,748
                                                -----------   ------------
                                                $   686,658   $    713,453
                                                ===========   ============

The accompanying notes are an integral part of these statements.

                                  WISCONSIN GAS COMPANY
                           Statements of Cash Flows (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                    -----------------------
                                                       1996         1995
                                                    ----------   ----------
                                                     (Thousands of Dollars)
    Operations:
      Net income................................... $  26,503    $  21,035
      Adjustments to reconcile net income to
       net cash flows:
        Depreciation and amortization..............    20,902       17,986
        Deferred income taxes......................       142          376
        Change in:
          Receivables..............................    36,812       26,811
          Gas in storage...........................     3,348       23,582
          Other current assets.....................      (637)      (2,044)
          Accounts payable.........................    (7,618)     (10,280)
          Accrued taxes............................     2,524        3,139
          Refundable gas costs.....................    23,818       32,506
          Accrued payroll and benefits.............     2,531        3,524
          Other current liabilities................      (103)         270
          Other non-current assets and liabilities.    (3,418)       4,930
                                                    ----------   ----------
                                                      104,804      121,835
                                                    ----------   ----------
    Investment Activities:
      Capital expenditures.........................   (13,309)     (19,356)
      Other, net...................................        83          210
                                                    ----------   ----------
                                                      (13,226)     (19,146)
                                                    ----------   ----------
    Financing Activities:
      Change in short-term borrowings..............   (57,500)     (85,000)
      Reduction of long-term debt..................    (4,000)      (4,000)
      Cash dividends paid to WICOR, Inc............   (10,000)      (8,000)
                                                    ----------   ----------
                                                      (71,500)     (97,000)
                                                    ----------   ----------

    Change in Cash and Cash Equivalents............    20,078        5,689
    Cash and Cash Equivalents at Beginning
      of Period....................................     7,463       17,279
                                                    ----------   ----------
    Cash and Cash Equivalents at End of Period..... $  27,541    $  22,968
                                                    ==========   ==========

    The accompanying notes are an integral part of these statements.

Notes to Financial Statements (Unaudited):
- ------------------------------------------

1) At June 30, 1996, Wisconsin Gas had total unsecured lines of credit available from several banks of $120 million. As of June 30, 1996, no short-term borrowings were outstanding under these credit agreements.


2) For purposes of the Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                 For the six months
                                   ended June 30,
                              ------------------------
                                 1996          1995
                              ----------    ----------
                               (Thousands of Dollars)

        Income taxes paid     $  16,267     $  13,004
        Interest paid         $   5,990     $   7,100

Part II - Other Information


Item 4. Results of Votes of Security Holders
- --------------------------------------------
   On April 25, 1996, the following persons were elected as directors of Wisconsin Gas to serve one-year terms: George E. Wardeberg, Stuart W. Tisdale, Wendell F. Bueche, Willie D. Davis, Jere D. McGaffey, Daniel F. McKeithan, Jr., Guy A. Osborn, Thomas F. Schrader, Essie M. Whitelaw and William B. Winter. All of the issued and outstanding shares of common stock, $8 par value, of Wisconsin Gas (1,125 shares) were voted in favor of the election of the foregoing persons.


Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------
   (a)  Exhibits

        27   Financial data schedule (EDGAR version only)

   (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the second quarter of 1996.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                 WISCONSIN GAS COMPANY



Dated:  July 30, 1996      By:    /s/ Joseph P. Wenzler
                              ---------------------------
                                      Joseph P. Wenzler


                                Vice President and Chief
                                    Financial Officer

                           WICOR,  Inc.
                     Exhibit Index - Form 10-Q


Exhibit No.                          Exhibit
- -----------  ---------------------------------------------------

   27        Financial data schedule