Form 10-Q
period 1996-09-30
WISCONSIN GAS CO
filed 1996-11-01
CIK 107819

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             Form 10 - Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended September 30, 1996
                                 or
  /  /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
               For the transition period from      to

                    Commission file number 1-7530

                        Wisconsin Gas Company
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

              Wisconsin                            39-0476515
    --------------------------------          --------------------
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)            Identification No.)

                       626 East Wisconsin Avenue
                     Milwaukee, Wisconsin    53201
       --------------------------------------------------------
       (Address of principal executive office include zip code)

                               (414) 385-7000
         ----------------------------------------------------
         (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X     No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                   Outstanding at October 18, 1996
  ---------------------------      -------------------------------
  Common Stock, $8 Par Value                      1,125

                              INTRODUCTION



  Wisconsin Gas Company ("Wisconsin Gas" or "Company"), a natural gas distribution public utility, is a Wisconsin corporation and a wholly owned subsidiary of WICOR, Inc. ("WICOR"), a diversified holding company.




                                CONTENTS


                                                             PAGE
                                                            ------
  PART I.   Financial Information.......................       1


            Management's Discussion and Analysis of
              Interim Financial Statements..............       2-3


       Financial Statements of Wisconsin Gas Company (Unaudited):
       ----------------------------------------------------------

            Statements of Operation for the Three and Nine
              Months Ended September 30, 1996 and 1995..       4

            Balance Sheets as of September 30, 1996 and
              December 31, 1995.........................       5-6

            Statements of Cash Flows for the Nine
              Months Ended September 30, 1996 and 1995..       7

            Notes to Financial Statements...............       8


  PART II.  Other Information...........................       9

  Signatures............................................       10

  Part I - Financial Information



                              Financial Statements
                              --------------------


  The financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Wisconsin Gas Annual Report on Form 10-K for the year ended December 31, 1995.

  In the opinion of management, the information furnished reflects all adjustments, which in all circumstances were normal and recurring, necessary for a fair presentation of the results of operations for the interim periods.

  Because of seasonal factors, the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full calendar year.

                    Management's Discussion and Analysis
                     of Interim Financial Statements of
                           Wisconsin Gas Company
  Results of Operations
  ---------------------
  The Company typically incurs a loss in the third quarter due to the seasonal nature of the gas distribution utility business. The net loss for the third quarter of 1996 was $7.0 million, or 6% less than the net loss for the 1995 third quarter. Net income for the nine months ended September 30, 1996, increased by $5.9 million, or 43%, compared to the same period of last year. The following factors had a significant effect on the results of operations during the three- and nine-month periods ended September 30, 1996.

  The decline in the net loss for the third quarter resulted primarily from decreased operating and maintenance expenses and lower interest expense, which were partially offset by increased depreciation expense and lower gas margins. The lower gas margins resulted from slightly lower firm sales volumes and a $3 million annual rate reduction effective November 1, 1995. The increase in 1996 year-to-date net income, due primarily to decreased operating and maintenance expenses, lower interest expense and colder than normal weather, was partially offset by increased depreciation expense and rate reductions.

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

                              Three                     Nine
                           Months Ended             Months Ended
                           September 30,            September 30,
                        -----------------     %   -----------------    %
  (Millions of Dollars)     1996    1995   Change    1996    1995   Change
  ---------------------    ------  ------  ------   ------  ------  ------
  Gas Sales Revenues       $ 69.4  $ 69.6     -     $386.1  $352.5    10
  Cost of Gas Sold           49.2    47.5     4      249.5   220.8    13
                           ------  ------           ------  ------
  Gas Sales Margin           20.2    22.1    (9)     136.6   131.7     4
  Gas Transport Margin        2.8     1.3   115        9.3     4.9    90
                           ------  ------           ------  ------
  Total Margin             $ 23.0  $ 23.4    (2)    $145.9  $136.6     7
                           ======  ======           ======  ======
  (Millions of Therms)
  --------------------
  Sales Volumes
    Firm                     56.9    60.4    (6)     605.2   546.3    11
    Interruptible            31.8    69.5   (54)     152.8   242.5   (37)
  Transportation Volume      60.4    24.2   145      183.1    88.2   108
                           ------  ------           ------  ------
  Total Throughput          149.1   154.1    (3)     941.1   877.0     7
                           ======  ======           ======  ======
  Degree Days (Normal:
    3rd Qtr.  = 156
    Nine Months = 4,519)      123     165   (25)     5,011   4,251    18
                           ======  ======           ======  ======

  The decrease in firm sales volumes for the third quarter of 1996 as compared with the 1995 third quarter was caused principally by warmer weather. The increase in transportation volumes was due mainly to more companies purchasing gas from sources other than Wisconsin Gas and transporting the volumes over the Wisconsin Gas distribution system. The movement to transportation from gas sales had no impact on margin. For the nine months ended September 30, 1996, the total margin increase was largely the result of an 11% increase in firm sales volumes. The weather was 11% colder than normal during the first nine months of 1996 and 18% colder than the same period in 1995.

  Operating and maintenance expenses decreased by $1.1 million, or 5%, and $2.4 million, or 3%, for the respective three- and nine-month periods ended September 30, 1996, compared with the same periods of 1995. The decrease for the quarter and year-to-date periods was due mainly to lower labor and benefit expenses.

  Depreciation expense for the three and nine months ended September 30, 1996 increased by $0.6 million, or 9%, and $3.1 million, or 15%, respectively, compared with the same periods of last year. The increase is due to additions to plant and increased depreciation rates permitted by the Public Service Commission of Wisconsin (PSCW).

  Interest expense decreased by $0.3 million, or 9%, and $1.1 million, or 10%, for the three- and nine-months ended September
  30, 1996, compared with the similar periods of 1995, due primarily to the Company's refinancing of long-term debt in the fourth quarter of 1995.

  Income tax expense was $4.1 million higher for the first nine months of 1996, compared with the same period last year, reflecting increased pre-tax income.

  Liquidity and Capital Resources
  -------------------------------
  Cash flow from operations for the nine months ended September 30, 1996, decreased by $25.3 million, or 28%, from the comparable period in 1995. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable levels are higher in the heating season as compared with the summer months. The Company stores gas during the non-heating months and withdraws the gas during the heating months. Cash flow related to gas in storage decreased by $31.2 million, for the nine months ended September 30, 1996, due to a higher 1996 weighted average cost of gas relative to 1995. In addition, withdrawals from storage during the first nine months of 1996 were 31% lower than in the same period in 1995. Increases in net income of $5.9 million and collections of accounts receivable of $16.6 million partially offset decreases in cash flow from operations during the first nine months of 1996.

  Capital expenditures for the nine months ended September 30, 1996 decreased by 22% to $24.7 million.

  The Company anticipates additional short-term borrowing during the fourth quarter of 1996 to finance working capital needs primarily related to gas storage and the financing of accounts receivable during the heating season.

  State Regulatory Matters
  ------------------------
  On October 10, 1996, the PSCW approved a one-year extension, to November 1, 1998, of the Productivity-based Alternative Ratemaking Mechanism (PARM), an incentive-based ratemaking mechanism. Within the PARM pilot program, Wisconsin Gas voluntarily reduced its base rates by $1.5 million and $3.0 million on an annualized basis effective August 1, 1995, and November 1, 1995, respectively. With these reductions, Wisconsin Gas' rates recover $4.5 million per year less than the maximum margin allowed by the PSCW's November 1994 rate order. The Company announced a further $3 million rate reduction on an annualized basis effective November 1, 1996. Wisconsin Gas has the ability to raise or lower margin rates within a specified range on a quarterly basis.

                                WISCONSIN GAS COMPANY
                         Statements of Operation (Unaudited)

                           Three Months Ended       Nine Months Ended
                             September 30,            September 30,
                        -----------------------  -------------------------
                           1996        1995          1996         1995
                        ----------- -----------  ------------ ------------
                          (Thousands of Dollars)    (Thousands of Dollars)
  Operating Revenues        71,951  $   70,959   $   395,331  $   357,428
                        ----------- -----------  ------------ ------------

  Operating Expenses:
    Cost of gas sold        49,198      47,545       249,474      220,818
    Operations              18,999      20,426        66,903       70,610
    Maintenance              2,439       2,068         6,557        5,247
    Depreciation             7,887       7,254        24,614       21,466
    Taxes, other than
            income taxes     2,176       2,279         7,044        6,981
                        ----------- -----------  ------------ ------------
                            80,699      79,572       354,592      325,122
                        ----------- -----------  ------------ ------------

  Operating Income(Loss)    (8,748)     (8,613)       40,739       32,306
                        ----------- -----------  ------------ ------------

  Interest Expense           3,086       3,406         9,357       10,421
  Other Income/(Expenses)      521         250           858          309
                        ----------- -----------  ------------ ------------
  Income (Loss) Before
           Income Taxes    (11,313)    (11,769)       32,240       22,194

  Income Tax (Benefit)/
              Provision     (4,337)     (4,364)       12,713        8,564
                        ----------- -----------  ------------ ------------
  Net (Loss) Income     $   (6,976) $   (7,405)  $    19,527  $    13,630
                        =========== ===========  ============ ============

  The accompanying notes are an integral part of these statements.
  /TABLE

                            WISCONSIN GAS COMPANY
                               Balance Sheets

                                                     September 30,
                                                         1996      December 31,
                                                     (Unaudited)       1995
                                                     -----------   ------------
                                                       (Thousands of Dollars)
  Assets
  ------
  Property, Plant and Equipment, at cost              $ 777,410    $   757,825
    Less - Accumulated depreciation                     403,618        382,424
                                                     -----------   ------------
                                                        373,792        375,401
                                                     -----------   ------------
  Current Assets:
    Cash and cash equivalents                               989          7,463
    Accounts receivable, less allowance
      for doubtful accounts of $11,341
      and $7,955, respectively                           35,853         65,477
    Accounts receivable - intercompany, net               3,378         (5,910)
    Accrued utility revenues                              7,041         46,935
    Materials and supplies, at weighted average cost      3,459          3,364
    Gas in storage, at weighted average cost             48,061         23,928
    Deferred income taxes                                16,599         16,781
    Prepaid taxes                                         3,748          6,420
    Other                                                 1,337          1,201
                                                     -----------   ------------
                                                        120,465        165,659
                                                     -----------   ------------
  Deferred Charges and Other:
    Regulatory assets                                   103,403        104,145
    Systems development costs                            24,459         28,868
    Prepaid pension costs                                29,338         27,012
    Other                                                 7,446          6,458
                                                     -----------   ------------
                                                        164,646        166,483
                                                     -----------   ------------
                                                     $  658,903    $   707,543
                                                     ===========   ============

  The accompanying notes are an integral part of these statements.
  /TABLE

                                 WISCONSIN GAS COMPANY
                                     Balance Sheets

                                                  September 30,
                                                      1996     December 31,
                                                  (Unaudited)      1995
                                                  -----------  ------------
  Capitalization and Liabilities
  ------------------------------
  Capitalization:
    Common stock                                   $       9   $         9
    Other paid-in capital                            118,842       118,842
    Retained earnings                                 80,840        76,310
    Long-term debt                                   152,402       154,246
                                                  -----------  ------------
                                                     352,093       349,407
                                                  -----------  ------------
  Current Liabilities:
    Accounts payable                                  24,517        41,079
    Refundable gas costs                              27,792        34,347
    Short-term borrowings                             31,000        57,500
    Current portion of long-term debt                  2,000         4,000
    Accrued payroll and benefits                      12,724         8,711
    Accrued taxes                                         (5)        1,062
    Other                                              5,327         4,689
                                                  -----------  ------------
                                                     103,355       151,388
                                                  -----------  ------------
  Deferred Credits and Other:
    Regulatory liabilities                            63,315        64,896
    Deferred income taxes                             36,226        36,654
    Postretirement benefit obligation                 51,450        52,968
    Environmental remediation costs                   36,242        36,381
    Unamortized investment tax credit                  7,510         7,724
    Other                                              8,712         8,125
                                                  -----------  ------------
                                                     203,455       206,748
                                                  -----------  ------------
                                                  $  658,903   $   707,543
                                                  ===========  ============

  The accompanying notes are an integral part of these statements.
  /TABLE

                        WISCONSIN GAS COMPANY
                Statements of Cash Flows (Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                    ------------------------
                                                       1996          1995
                                                    ----------    ----------
                                                    (Thousands of Dollars)
  Operations:
    Net income                                      $  19,527     $  13,630
    Adjustments to reconcile net income
     to net cash flows:
      Depreciation and amortization                    30,837        27,286
      Deferred income taxes                              (246)        3,434
      Change in:
        Receivables                                    69,518        52,873
        Gas in storage                                (24,133)        7,069
        Other current assets                           (9,519)      (10,164)
        Accounts payable                              (16,562)      (11,636)
        Accrued taxes                                   1,186           992
        Refundable gas costs                           (6,555)       (2,855)
        Accrued payroll and benefits                    4,013         5,954
        Other current liabilities                       1,057         1,309
        Other non-current assets
           and liabilities                             (5,597)          915
                                                    ----------    ----------
                                                       63,526        88,807
                                                    ----------    ----------
  Investment Activities:
    Capital expenditures                              (24,659)      (31,440)
    Other, net                                            159           244
                                                    ----------    ----------
                                                      (24,500)      (31,196)
                                                    ----------    ----------
  Financing Activities:
    Change in short-term borrowings                   (26,500)      (50,000)
    Reduction of long-term debt                        (4,000)       (4,000)
    Cash dividends paid to WICOR, Inc.                (15,000)      (12,000)
                                                    ----------    ----------
                                                      (45,500)      (66,000)
                                                    ----------    ----------

  Change in Cash and Cash Equivalents                  (6,474)       (8,389)
  Cash and Cash Equivalents at
    Beginning of Period                                 7,463        17,279
                                                    ----------    ----------
  Cash and Cash Equivalents at End of Period        $     989     $   8,890
                                                    ==========    ==========

  The accompanying notes are an integral part of these statements.
  /TABLE

          Notes to Financial Statements (Unaudited):
          ------------------------------------------


          1) At September 30, 1996, Wisconsin Gas had total unsecured lines of credit available from several banks of $135 million. As of September 30, 1996, commercial paper totaling $31 million was outstanding under these credit agreements with a weighted average interest rate of 5.5%.


          2) For purposes of the Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                                  For the Nine Months
                                                   Ended September 30,
                                                ----------------------
                                                  1996          1995
                                                --------      --------
                                                (Thousands of Dollars)

               Income taxes paid                $ 23,718      $ 17,964
               Interest paid                    $  7,725      $  9,158

          Part II - Other Information



          Item 6. Exhibits and Reports on Form 8-K

               (a)  Exhibits -

                    27   Financial data schedule (EDGAR version only).

               (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the third quarter of 1996.

                                     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                WISCONSIN GAS COMPANY



          Dated:  October 30, 1996      By:    /s/ Joseph P. Wenzler
                                              -------------------------
                                                   Joseph P. Wenzler

                                              Vice President and Chief
                                                  Financial Officer

                                          Wisconsin Gas Company
                                        Exhibit Index - FORM 10-Q



          Exhibit No.                         Exhibit
          -----------    ----------------------------------------------
              27         Financial data schedule (EDGAR version only).