Form 10-K405
period 1996-12-31
WISCONSIN GAS CO
filed 1997-03-18
CIK 107819

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549
                                      FORM 10-K
    /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
    / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from           to

                         Commission file number 1-7530

                              WISCONSIN GAS COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     Wisconsin                      39-0476515
         -------------------------------        -------------------
         (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)         Identification No.)

               626 East Wisconsin Avenue
               P.O. Box 334
               Milwaukee, Wisconsin                     53201
      ----------------------------------------       ----------
      (Address of Principal executive offices)       (Zip Code)

  Registrant's telephone number, including area code 414-291-7000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     /X/  Yes        No.
	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

	Aggregate market value of the voting stock held by non-affiliates of the registrant: None

	Number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1997:

Common Stock, $8 par value               1,125 shares

           Documents Incorporated by Reference.
WICOR, Inc. proxy statement dated March 13, 1997 (Part III

               Reduced Disclosure Format
The registrant meets the conditions set forth in General Instructions
(J)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format.

                      TABLE OF CONTENTS

                                                             PAGE
PART I.                                                       1

Item  1.   Business                                           1
  (a)      General                                            1
  (b)      Gas Supply, Pipeline Capacity and Storage          2
     (1)   General                                            2
     (2)   Pipeline Capacity and Storage                      2
     (3)   Term Gas Supply                                    3
     (4)   Spot Market Gas Supply                             3
  (c)      Employees                                          3
Item  2.   Properties                                         3
Item  3.   Legal Proceedings                                  4
Item  4.   Submission of Matters to a Vote of
             Security Holders                                 5

PART II.                                                      5

Item  5.   Market for Registrant's Common Equity and
             Related Stockholder Matters                      5
Item  6.   Selected Financial Data                            5
Item  7.   Management's Discussion and Analysis of
             Results of Operations and Financial Condition    5
Item  8.   Financial Statements and Supplementary Data        5
Item  9.   Changes in and Disagreements with Accountants
             ON Accounting and Financial Disclosure           5

Part III.                                                     6
Item 10. Directors and Executive Officers of the Registrant   6
Item 11.   Executive Compensation                             6
Item 12.   Security Ownership of Certain
             Beneficial Owners and Management                 6
Item 13.   Certain Relationships and Related Transactions     6

Part IV.                                                      6

Item 14.   Exhibits, Financial Statement Schedules
             and Reports on Form 8-K                          6
  (a)      Documents Filed as Part of the Report              6
        1. All Financial Statements and Report of
             Independent Public Accountants                   6
        2. Financial Statement Schedules                      6
        3. Exhibits                                           6
  (b)      Reports on Form 8-K                                9

                                 PART I

Item  1.	BUSINESS

(a)	General

	Wisconsin Gas Company (the "Company" or "Wisconsin Gas") is a Wisconsin corporation and a wholly-owned subsidiary of WICOR, Inc. ("WICOR") and maintains its principal executive offices in Milwaukee, Wisconsin. The
Company is the largest natural gas distribution public utility in Wisconsin.
At December 31, 1996, Wisconsin Gas distributed gas to approximately 513,000 residential, commercial and industrial customers in 514 communities throughout Wisconsin. Wisconsin Gas' service area has an estimated population of nearly 2,000,000 based on the State of Wisconsin's estimates for 1996. The Company is subject to the jurisdiction of the Public Service Commission of Wisconsin ("PSCW") as to various phases of its operations, including rates, service and issuance of securities.

	Wisconsin Gas' business is highly seasonal, particularly as to residential and commercial sales for space heating purposes, with a substantial portion of its sales occurring in the winter heating season. The following table sets forth the volumes of natural gas delivered by Wisconsin Gas to its customers.

                                        Year Ended
                           -----------------------------------------
                           December 31, 1996     December 31, 1995
                           -------------------   -------------------
                           Thousands             Thousands
Customer Class             of Therms*  Percent   of Therms*  Percent
------------------------   ----------  -------   ----------  -------
Sales
 Residential                 529,910     39.1      494,250     38.0
 Commercial                  242,570     17.9      211,570     16.3
 Large Volume Commercial
   and Industrial Firm       110,780      8.2      134,960     10.4
 Commercial and Industrial
   Interruptible             196,240     14.5      313,530     24.1
                           ----------  -------   ----------  -------
Total Sales                1,079,500     79.7    1,154,310     88.8
Transportation
 Transported                 275,780     20.3      145,490     11.2
                           ----------  -------   ----------  -------
Total Gas Throughput       1,355,280    100.0    1,299,800    100.0

*One therm equals 100,000 BTU's

	The volumes shown as transported represent customer-owned gas that was delivered by Wisconsin Gas to such customers. The remaining volumes represent quantities sold and delivered to customers by the Company

	Federal and state regulators continue to implement policies to bring more competition to the gas industry. The PSCW has instituted a proceeding to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry. While the gas utility distribution function is expected to remain a heavily regulated, monopoly function, the sales of the natural gas commodity and related services, which were formerly utility monopoly functions, are expected to become increasingly subject to competition from third parties. Given this regulatory policy and the fact that Wisconsin Gas' earnings are the same whether it sells and distributes the gas or only distributes it, Wisconsin Gas is pursuing a long-term strategy to no longer sell gas. WICOR Energy Services Company, an affiliate of Wisconsin Gas, sells gas on a for-profit basis and will seek to replace Wisconsin Gas for a significant number of Wisconsin Gas' customers as well as those of other utilities. Wisconsin Gas must obtain PSCW approval to implement its strategy. To date, the PSCW has stated that it will permit utilities to discontinue the sale of gas on a market segment by market segment basis, when it determines that there is adequate and persistent competition in the particular segment. So far, the PSCW has not permitted the any utility to discontinue the sale of gas.

	With PSCW approval, Wisconsin Gas has implemented a small-customer gas-supplier choice pilot program that is designed (1) to test market acceptance of third-party gas sellers, (2) third-party seller interest in selling gas in different market segments, and (3) Wisconsin Gas' capabilities to administer a distribution-only business. The pilot program, which began on November 1, 1996, was oversubscribed and has 1,460 small commercial and residential participants. Wisconsin Gas expects to continue the pilot program, with certain modifications, for a second year beginning November 1, 1997.

	Wisconsin Gas also has taken steps to enable its large firm commercial and industrial customers to transfer from sales and distribution to distribution-only service. As a consequence of state regulatory policies and Wisconsin Gas' actions, the volume of gas sold by third parties and distributed by Wisconsin Gas increased by 90% in 1996 compared with 1995.
In 1996, Wisconsin Gas added over 8,000 new customers and has added more than 52,000 new customers over the past five years.

(b)	Gas Supply, Pipeline Capacity and Storage

	(1)	General

	Prior to the Federal Energy Regulatory Commission's ("FERC") Order No. 636, the interstate pipelines serving Wisconsin Gas were the primary sellers of natural gas to Wisconsin Gas. Order No. 636 required the pipelines to discontinue the sale of gas on a delivered basis. During the transition period prior to the issuance of Order No. 636, Wisconsin Gas gradually assumed responsibility for the acquisition of supply in the production areas of North America, as well as the management of transportation and storage capacities to deliver that supply to its market area. On November 1, 1993, Wisconsin Gas commenced full operation and responsibility for its supply and capacity under the requirements of Order No. 636.

	One of the provisions of Order No. 636 is capacity release. Capacity release creates a secondary market for pipeline and storage capacity and for gas supplies. Local distribution companies, such as Wisconsin Gas, must contract for capacity and supply sufficient to meet the firm peak day demand of their customers. Peak or near peak days generally occur only a few times each year, so capacity release facilitates higher utilization of capacity and supply during those times when the capacity and supply are not needed by the utility. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase that excess capacity and supply. The proceeds from these transactions are passed-through to the ratepayers, thereby helping to offset the costs associated with maintaining peak levels of capacity and gas supply. During 1996, Wisconsin Gas was an active participant in the capacity release market.

	Operating under Order No. 636, Wisconsin Gas has been able to meet its contractual obligations with both its suppliers and its customers despite periods of severe cold or unseasonably warm weather.

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

	Because of the seasonal variations in gas usage in Wisconsin, Wisconsin Gas has also contracted with ANR and NNG for substantial underground storage capacity, primarily in Michigan. There are no known underground storage formations in Wisconsin capable of commercialization. Storage enables Wisconsin Gas to optimize its overall gas supply and capacity costs. In summer, gas in excess of market demand is transported into the storage fields, and in winter, gas is withdrawn from storage and combined with gas purchased in or near the production areas ("flowing gas") to meet the increased winter market demand. As a result, Wisconsin Gas can contract for less long-line pipeline capacity than would otherwise be necessary, and it can purchase gas on a more uniform daily basis from suppliers year-round.
Each of these capabilities enables Wisconsin Gas to reduce its overall costs.

	Wisconsin Gas also maintains high deliverability storage in the mid-continent and Southeast production areas as well as the market area. This storage capacity is designed to deliver gas when other supplies cannot be delivered during extremely cold weather in the producing areas, which can reduce long-line supply.

	Wisconsin Gas' firm winter daily transportation and storage capacity entitlements from pipelines under long-term contracts are set forth below.

                                               Maximum
                                             (Thousands
                   Pipeline                    of Therms*)
                   --------------            -------------
                   ANR
                     Mainline                      2,991
                     Storage                       4,879
                   NNG
                     Mainline                      1,093
                     Storage                         150
                   Viking
                     Mainline                         75
                   Peaking Facilities                 76
                                             -------------
                     Total                         9,264

*One therm equals 100,000 BTU's.

	(3)	Term Gas Supply

	Wisconsin Gas has contracts for firm supplies with terms in excess of 30 days with approximately 20 gas suppliers for gas produced in each of the three producing areas discussed above. The term contracts have varying durations so that only a portion of the Company's gas supply expires in any year. Management believes the volume of gas under contract is sufficient to meet its forecasted firm peak day demand. The following table sets forth Wisconsin Gas' winter season maximum daily firm total gas supply.

                                                Maximum
                                               (Thousands
                                                of Therms*)
                                              --------------
                   Domestic flowing gas            2,370
                   Canadian flowing gas            1,498
                   Storage withdrawals             5,029
                                              --------------
                   Total                           8,897

*One therm equal 100,000 BTU's.

	(4)	Spot Market Gas Supply

	Wisconsin Gas expects to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. The Company has purchased spot market gas since 1985 and has supply relationships with a number of sellers from whom it purchases spot gas.

(c)	Employees

	The Company had 985 full-time equivalent active employees at December
31, 199

Item  2.	PROPERTIES

	Wisconsin Gas owns a distribution system which, on December 31, 1996, included approximately 8,500 miles of distribution and transmission mains, 427,300 services and 515,700 active meters. The Company's distribution system consists almost entirely of plastic and coated steel pipe. The Company owns its main office building in Milwaukee, office buildings in certain other communities in which it serves, gas regulating and metering stations, peaking facilities and its major service centers, including garage and warehouse facilities. The Milwaukee and other office buildings, the principal service facilities and the gas distribution systems of Wisconsin Gas are owned by it in fee subject to the lien of its Indenture of Mortgage and Deed of Trust, dated as of November 1, 1950, under which its first mortgage bonds are issued, and to permissible encumbrances as therein defined.

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

	Wisconsin Gas has identified two previously owned sites on which it operated manufactured gas plants that are of environmental concern. Such plants ceased operations prior to the mid-1950's. Wisconsin Gas has engaged an environmental consultant to help determine the nature and extent of the contamination at these sites. Based on the test results obtained and the possible remediation alternatives available, the Company has estimated that cleanup costs could range from $22 million to $75 million. As of December 31, 1996, the Company has accrued $36.2 million for future cleanup costs. These estimates are based on current undiscounted costs. It should also be noted that the numerous assumptions such as the type and extent of contamination, available remediation techniques, and regulatory requirements which are used in developing these estimates are subject to change as new information becomes available. Any such changes in assumptions could have a significant impact on the potential liability. Due to anticipated regulatory treatment, changes in the recorded liability do not immediately impact net income

	The Wisconsin Department of Natural Resources ("WDNR") issued a Probable Responsible Party letter to Wisconsin Gas for these two sites in September 1994. Following receipt of this letter, Wisconsin Gas and the WDNR held an initial meeting to discuss the sites. At the meeting it was agreed that Wisconsin Gas would prepare a remedial action options report from which it would select specific remedial actions for recommendation to the WDNR. During the last several years, the Company has gathered additional environmental data regarding these two sites, held extensive discussions concerning remedial options with current land owners and solicited information from environmental consulting and remediation firms on technology and approaches that would best suit the sites. The efforts were directed toward preparing a remedial action options report and
recommendations for presentation to the WDNR in 1997.   Once such a plan is
approved, initial remediation work will begin. Expenditures over the next three years are expected to total approximately $10 million. Although most of the work and costs are expected to be incurred in the first few years of the plan, monitoring of sites and other necessary actions may be undertaken for up to 30 years.

	In March 1994, Wisconsin Gas commenced suit against nine insurance carriers seeking a declaratory judgment regarding insurance coverage for the two sites. Settlements were reached with each of the carriers during 1994. Additional insurance recoveries are being pursued. The Company expects full rate recovery of incurred remediation costs, less amounts recovered from insurance carriers. If the amount recovered from the insurance carriers is insufficient to remediate both sites, expenditures not recovered are expected to be allowed full recovery (other than for carrying costs) in rates based upon recent PSCW orders. Accordingly, a regulatory asset has been recorded for the accrued cost. Certain related investigation costs incurred to date are currently being recovered in utility rates. However, any incurred costs not yet recovered in rates are not allowed by the PSCW to earn a return.

	On February 21, 1997, Wisconsin Gas was named by the defendant in an environmental cleanup lawsuit as a co-defendant. The suit involves contamination of a Milwaukee area industrial site by wood chips characteristic of those used in the manufactured gas process. Wisconsin Gas believes it is not he source of the contaminated wood chips and intends to vigorously defend the suit. Although the Company is unable to predict the outcome of the litigation, management believes that amounts recovered from its insurance carriers and through rate relief will be sufficient to cover any such liability.

	Wisconsin Gas also owns a service center that is constructed on a site that was previously owned by the City of Milwaukee and was used by the City as a public dump site. The Company has conducted a site assessment at the request of the WDNR and has sent the report of its assessment to the WDNR. Management cannot predict whether or not the WDNR will require any remediation action, nor the extent or cost of any remediation actions that may be required. In the judgment of management, any remediation costs incurred by the Company will be recoverable from the City of Milwaukee or in Wisconsin Gas' rates under the PSC orders discussed above

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	Omitted pursuant to General Instruction J (2) (c).

                            PART II

Item  5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS

	WICOR owns all the issued and outstanding common stock of the Company. The Wisconsin Business Corporation Law, the Company's Indenture of Mortgage and Deed of Trust and the indentures supplemental thereto, and the agreements under which debt is outstanding each contain certain restrictions on the payment of dividends on common stock. By order of the PSCW, Wisconsin Gas is generally permitted to pay dividends up to the amount projected in its rate case ($16 million). The Company may pay dividends in excess of $16 million so long as the payment will not cause its common equity ratio to fall below 48.43%. If payment of projected dividends would cause its common equity ratio to fall below 43% of total capitalization (including short-term debt), or if payment of additional dividends would cause its common equity ratio to fall below 48.43%, Wisconsin Gas must obtain PSCW approval to pay such dividends. Wisconsin Gas has projected the payment of $21.5 million of dividends during the 12 months ending October
31, 1997. See Note 6 of Notes to Financial Statements contained in Exhibit 13, portions of the WICOR 1996 Annual Report to Shareholders, which note is incorporated herein by reference. For the year ended December 31, 1996, the Company's average common equity level was 53.3%.

	The Company paid cash dividends of $20,000,000 and $16,000,000 on common stock to WICOR in 1996 and 1995, respectively.

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
		ON ACCOUNTING AND FINANCIAL DISCLOSURE

	There has been no change in or disagreement with the Company's independent accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported pursuant to this item.

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
1995 (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K Annual Report for 1994).

3.3  Wisconsin Gas Company By-laws, as amended (incorporated by reference to Exhibit 3.3 to the Company's Form 10-K Annual Report for
1994)

    4.1	Indenture of Mortgage and Deed of Trust dated as of November 1,
1950, between Milwaukee Gas Light Company and Mellon
National Bank and Trust Company and D. A. Hazlett,
Trustees (incorporated by reference to Exhibit 7-E to the Company's Registration Statement No. 2-8631).

    4.2	Bond Purchase Agreement dated December 31, 1981, between Wisconsin
Gas Company and Teachers Insurance and Annuity
Association of America relating to the issuance and sale of $30,000,000 principal amount of First Mortgage Bonds, Adjustable Rate Series due 2002 (incorporated by reference to Exhibit 4-6 to the Company's Form S-3
Registration Statement No. 33-43729).

    4.3	Indenture dated as of September 1, 1990, between Wisconsin Gas
Company and First Wisconsin Trust Company, Trustee
(incorporated by reference to Exhibit 4.11 to the Company's Form S-3 Registration Statement No. 33-36639).

    4.4	Officers' Certificate dated as of November 19, 1991, setting forth the terms of Wisconsin Gas Company's 7-1/2% Notes due
1998 (incorporated by reference to Exhibit 4.1 to Wisconsin Gas Company's Form 8-K Current Report dated
November 19, 1991).

    4.5	Officers' Certificate, dated as of September 15, 1993, setting forth the terms of the Company's 6.60% debentures due
2013 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K Current Report for September, 1993).

    4.6	Officers' Certificate, dated as of November 7, 1995, setting forth the terms of the Company's 6-3/8% Notes due 2005
(incorporated by reference to the Company's Form 8-K
Current Report dated November 7, 1995).

    4.7	Revolving Credit Agreement dated as of March 29, 1993, among
Wisconsin Gas Company and the Bank of New York,
Citibank, N.A., Firstar Bank Milwaukee, N. A., Harris
Trust & Savings Bank, M&I Marshall & Ilsley Bank and
Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form
10-Q dated as of August 9, 1993).

4.8 Extension of Revolving Credit Agreement dated as of March 10, 1995, among Wisconsin Gas Company and Citibank, N.A., Firstar Bank
Milwaukee, N.A., Harris Trust and Savings Bank, M&I Marshall &
Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated April 28, 1995).

    4.9 Loan Agreement dated as of March 29, 1996, by and among ABN AMRO Bank N.V., Wisconsin Gas Company Employee's Savings
Plans Trust and WICOR, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form
10-Q dated as of April 26, 1996).

4.10 WICOR, Inc. Master Savings Trust Agreement dated as of October 1, 1996, between WICOR, Inc. and Marshall & Ilsley Trust Company
(incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated as of October 30, 1996)

  4.11	First Amendment, dated as of November 27, 1996, to Loan Agreement, dated as of March 29, 1996, by and among WICOR, Inc.
Master Savings Trust (formerly the Wisconsin Gas Company
Employees' Savings Plans Trust), WICOR, Inc. and ABN
AMRO Bank, N.V.

    10.1	Service Agreement dated as of June 1, 1994, among WICOR, Inc.,
Wisconsin Gas Company, WEXCO of Delaware, Inc., Sta-Rite
Industries, Inc. and SHURflo Pump Manufacturing Co.
(incorporated by reference to Exhibit 10.1 to the Company's Form 10-K Annual Report for 1995).

    10.2#	WICOR, Inc. 1987 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the WICOR, Inc. Form S-8
Registration Statement No. 33-67134).

    10.3#	Forms of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1987 Stock Option Plan
(incorporated by reference to Exhibit 10.20 to the Company's Form 10-K Annual Report for 1991).

    10.4#	WICOR, Inc. 1992 Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to WICOR, Inc.'s Form S-8
Registration No. 33-67132).

    10.5#	Form of nonstatutory stock agreement used in conjunction with the
WICOR, Inc. 1992 Director Stock Option Plan
(incorporated by reference to Exhibit 4.2 to WICOR, Inc.'s Form S-8 Registration Statement No. 37-67132).

    10.6#	WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference to Exhibit 4.1 to the WICOR, Inc. Form S-8
Registration Statement No. 33-55755).

    10.7#	Form of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1994 Long-Term Performance Plan
(incorporated by reference to Exhibit 4.2 to the WICOR, Inc. Form S-8 Registration Statement No. 33-55755).

    10.8#	Form of restricted stock agreement used in connection with the
WICOR, Inc. 1994 Long-Term Performance Plan
(incorporated by reference to Exhibit 4.3 to the WICOR, Inc. Form S-8 Registration Statement No. 33-55755).

    10.9#	Wisconsin Gas Company Principal Officers' Supplemental Retirement
Income Program (incorporated by reference to Exhibit
10.6 to the Company's Form 10-K Annual Report for 1993).

    10.10#	Wisconsin Gas Company 1997 Officers' Incentive
Compensation Plan.

    10.11#	Wisconsin Gas Company Group Travel Accident Plan
(incorporated by reference to Exhibit 10.23 to the Company's Form 10-K Annual Report for 1992).

    10.12#	Form of Deferred Compensation Agreement between
Wisconsin Gas Company and certain of its officers
(incorporated by reference to Exhibit 10.25 to the Company's Form 10-K Annual Report for 1991)

    10.13#	WICOR, Inc. Retirement Plan for Directors, as amended
(incorporated by reference to Exhibit 10.25 to the Company's Form 10-K Annual Report for 1992).

    13	"Financial Review" portions of WICOR, Inc. 1996 Annual Report to
Shareholders.

    27	Financial Data Schedule. (EDGAR version only)

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter of 1996.

# Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company.

                              SIGNATURES



	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        WISCONSIN GAS COMPANY



Date:  March 13, 1997                   By       JOSEPH P. WENZLER
                                                 Joseph P. Wenzler
                                                Vice President and
                                              Chief Financial Officer



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the succeeding pages by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               WISCONSIN GAS COMPANY


       Signature                          Title                       Date


THOMAS F. SCHRADER
Thomas F. Schrader           President, Chief Executive
                             Officer and Director
                             (Principal Executive Officer)       March 13, 1997

JOSEPH P. WENZLER
Joseph P. Wenzler            Vice President and                  March 13, 1997
                             Chief Financial Officer
                             (Principal Financial and
                             Principal Accounting Officer)

WENDELL F. BUECHE
Wendell F. Bueche            Director                            March 13, 1997

WILLIE D. DAVIS              Director                            March 13, 1997
Willie D. Davis

JERE D. MCGAFFEY
Jere D. McGaffey             Director                            March 13, 1997

DANIEL F. MCKEITHAN, JR.
Daniel F. McKeithan, Jr.     Director                            March 13, 1997

GUY A. OSBORN
Guy A. Osborn                Director                            March 13, 1997

STUART W. TISDALE
Stuart W. Tisdale            Director                            March 13, 1997

GEORGE E. WARDEBERG
George E. Wardeberg          Director                            March 13, 1997

ESSIE M. WHITELAW
Essie M. Whitelaw            Director                            March 13, 1997

WILLIAM B. WINTER
William B. Winter            Director                            March 13, 1997

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wisconsin Gas Company:

We have audited the accompanying balance sheet and statements of capital-ization of WISCONSIN GAS COMPANY (a Wisconsin corporation and a wholly owned subsidiary of WICOR, Inc.) as of December 31, 1996 and 1995, and the related statements of income, common equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Gas Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





Milwaukee, Wisconsin,                    ARTHUR ANDERSEN LLP
January 27, 1997.

                                        WISCONSIN GAS COMPANY
                                         Statements of Income

                                        Year Ended December 31,
                                 ------------------------------------
                                    1996         1995         1994
                                 ----------   ----------   ----------
                                        (Thousands of Dollars)

Operating Revenues               $ 573,596    $ 519,398    $ 556,587
                                 ----------   ----------   ----------
Operating Expenses:
  Cost of gas sold                 365,398      318,728      357,482
  Operations                        92,386       95,795      108,397
  Maintenance                        8,767        6,932        7,409
  Depreciation                      32,848       28,950       29,260
  Taxes, other than income taxes     9,230        9,331        9,675
                                 ----------   ----------   ----------
                                   508,629      459,736      512,223
                                 ----------   ----------   ----------

Operating Income                    64,967       59,662       44,364
                                 ----------   ----------   ----------

Interest expense                    12,934       14,312       14,348
Other income and expenses             (662)         176          127
                                 ----------   ----------   ----------
Income Before Income Taxes          52,695       45,174       29,889

Income Taxes                        20,335       17,097       10,993
                                 ----------   ----------   ----------

Net Income                       $  32,360    $  28,077    $  18,896
                                 ==========   ==========   ==========


The accompanying notes are an integral part of these statements.

                              WISCONSIN GAS COMPANY
                                  Balance Sheet



                                               As of December 31,
                                            ------------------------
                                               1996          1995
                                            ----------    ----------
                                             (Thousands of Dollars)
Assets
------
 Property, Plant and Equipment, at cost     $ 786,486     $ 757,825
  Less - Accumulated depreciation             409,151       382,424
                                            ----------    ----------
                                              377,335       375,401
                                            ----------    ----------
Current Assets:
  Cash and cash equivalents                     8,960         7,463
  Accounts receivable, less allowance for
     doubtful accounts of $12,363
     and $7,955, respectively                  73,540        65,477
  Accounts receivable, intercompany, net           76        (4,434)
  Accrued utility revenues                     54,382        46,935
  Materials and supplies,
    at weighted average cost                    3,098         3,364
  Gas in storage, at weighted average cost     32,684        23,928
  Deferred income taxes                        17,879        16,781
  Prepaid taxes                                 6,411         6,420
  Other                                         1,668         1,201
                                            ----------    ----------
                                              198,698       167,135
                                            ----------    ----------
Deferred Charges and Other:
  Regulatory assets                           101,808       104,145
  Systems development costs                    23,052        28,868
  Prepaid pension costs                        30,112        27,012
  Other                                         7,372         6,458
                                            ----------    ----------
                                              162,344       166,483
                                            ----------    ----------
                                            $ 738,377     $ 709,019
                                            ==========    ==========

The accompanying notes are an integral part of these statements.

                              WISCONSIN GAS COMPANY
                                  Balance Sheet

                                                   As of December 31,
                                               ------------------------
                                                  1996          1995
                                               ----------    ----------
                                                (Thousands of Dollars)
Capitalization and Liabilities
------------------------------
Capitalization  (See accompanying statement):
  Long-term debt                               $ 152,453     $ 154,246
  Preferred stock                                      -             -
  Common equity                                  207,774       195,161
                                               ----------    ----------
                                                 360,227       349,407
                                               ----------    ----------
Current Liabilities:
  Accounts payable                                64,548        41,079
  Refundable gas costs                            31,545        34,347
  Short-term borrowings                           65,500        57,500
  Current portion of long-term debt                2,000         4,000
  Accrued payroll and benefits                     8,116         8,711
  Accrued taxes                                      712         2,538
  Other                                            4,334         4,689
                                               ----------    ----------
                                                 176,755       152,864
                                               ----------    ----------
Deferred Credits and Other:
  Regulatory liabilities                          61,749        64,896
  Deferred income taxes                           35,569        36,654
  Postretirement benefit obligation               51,359        52,968
  Environmental remediation costs                 36,222        36,381
  Unamortized investment tax credit                7,265         7,724
  Accrued pipeline transition costs                  174           261
  Other                                            9,057         7,864
                                               ----------    ----------
                                                 201,395       206,748
                                               ----------    ----------
Commitments and Contingencies (Note 6)
                                               ----------    ----------
                                               $ 738,377     $ 709,019
                                               ==========    ==========


The accompanying notes are an integral part of these statements.

                              WISCONSIN GAS COMPANY
                             Statements of Cash Flow
                Increase (Decrease) in Cash and Cash Equivalents

                                          Year Ended December 31,
                                     ----------------------------------
(Thousands of Dollars)                  1996        1995        1994
                                     ----------  ----------  ----------
Operations:
  Net income                         $  32,360   $  28,077   $  18,896
  Adj.to reconcile net income to cash
   provided by operating activities:
    Depreciation and amortization       41,111      36,646      37,419
    Deferred income taxes               (2,183)     (6,946)     (8,491)
    Change in:
      Receivables                      (15,510)    (29,423)     34,500
      Gas in storage                    (8,756)     14,121       6,647
      Other current assets              (4,711)        688      (6,948)
      systems development costs              -           -        (841)
      Accounts payable                  23,469      (3,566)     (1,183)
      Accrued taxes                     (1,817)      9,036      (2,021)
      Refundable gas costs              (2,802)     16,289       2,462
      Other current liabilities           (950)      1,134        (485)
      Other noncurrent assets and
        liabilities                     (6,666)     (1,100)      7,474
                                     ----------  ----------  ----------
                                        53,545      64,956      87,429
                                     ----------  ----------  ----------
Investment Activities:
  Capital expenditures                 (36,586)    (42,726)    (44,626)
   Other,net                               285         365         343
                                     ----------  ----------  ----------
                                       (36,301)    (42,361)    (44,283)
                                     ----------  ----------  ----------
Financing Activities:
  Change in short-term borrowings        8,000     (27,500)    (23,000)
  Issuance of long-term debt                 -      65,000           -
  Reduction of long-term debt           (4,000)    (54,000)     (2,000)
   Donated capital from WICOR, Inc.          -           -       5,000
   Cash dividends paid to WICOR, Inc.  (20,000)    (16,000)    (16,000)
  Other                                    253          89         453
                                     ----------  ----------  ----------
                                       (15,747)    (32,411)    (35,547)
                                     ----------  ----------  ----------

Change in Cash and Cash Equivalents      1,497      (9,816)      7,599
Cash and Cash Equivalents at
  beginning of year                      7,463      17,279       9,680
                                     ----------  ----------  ----------
Cash and Cash Equivalents at
  end of year                        $   8,960   $   7,463   $  17,279
                                     ==========  ==========  ==========

The accompanying notes are an integral part of these statements.

                              WISCONSIN GAS COMPANY
                           Statements of Common Equity



                                           Year Ended December 31,
                                    ----------------------------------
                                       1996        1995        1994
                                    ----------  ----------  ----------
                                          (Thousands of Dollars)

Common Stock
  Balance at begin and end of year  $       9   $       9   $       9
                                    ----------  ----------  ----------

Other Paid-In Capital
  Balance at beginning of year        118,842     118,753     113,300
    Donated capital from WICOR, Inc.        -           -       5,000
    Other                                 253          89         453
                                    ----------  ----------  ----------
  Balance at end of year              119,095     118,842     118,753
                                    ----------  ----------  ----------

Retained Earnings
  Balance at beginning of year         76,310      64,233      61,337
    Net income                         32,360      28,077      18,896
    Cash dividends paid to WICOR      (20,000)    (16,000)    (16,000)
                                    ----------  ----------  ----------
  Balance at end of year               88,670      76,310      64,233
                                    ----------  ----------  ----------

Total Common Equity at end of year  $ 207,774   $ 195,161   $ 182,995
                                    ==========  ==========  ==========

The accompanying notes are an integral part of these statements.

                                       WISCONSIN GAS COMPANY
                                    Statements of Capitalization

                                          As of December 31,
                                        ----------------------
                                           1996        1995
                                        ----------  ----------
                                        (Thousands of dollars)
Long-Term Debt
  First mortgage bonds
   Adjustable Rate Series, 9.3% and
     7.4%, respectively, due 1999       $   4,000   $   6,000
  7-1/2% Notes due 1998                    40,000      40,000
  6.6% Notes due 2013                      45,000      45,000
  6-3/8% Notes due 2005                    65,000      65,000
  Unamortized debt discount and expense    (1,547)     (1,754)
                                        ----------  ----------
                                          152,453     154,246
                                        ----------  ----------
Preferred Stock
  W/o par value, cumulative; authorized
   1,500,000 shares, none outstanding           -           -
                                        ----------  ----------

Common Equity
  Common Stock, $8 par value, authorized
   5,000,000 shares, 1,125
   shares outstanding                           9           9
  Other paid-in capital                   119,095     118,842
  Retained earnings                        88,670      76,310
                                        ----------  ----------
                                          207,774     195,161
                                        ----------  ----------
                                        $ 360,227   $ 349,407
                                        ==========  ==========


The accompanying notes are an integral part of these statements.

                       Wisconsin Gas Company
                   Notes to Financial Statements

1.	ACCOUNTING POLICIES

a.	Business
Wisconsin Gas Company (Wisconsin Gas), the oldest and largest natural gas distribution utility in Wisconsin, is a public utility engaged in the distribution of natural gas throughout Wisconsin. Most of its revenues, however, are derived from gas delivered in southeastern Wisconsin. Wisconsin Gas is subject to regulation by the Public Service Commission of Wisconsin
(PSCW) and gives recognition to ratemaking policies substantially in accordance with the Federal Energy Regulatory Commission (FERC) System of Accounts. At December 31, 1996, Wisconsin Gas served approximately 513,000 customers in 514 communities.

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
Gas distribution property, plant and equipment is stated at original cost, including overhead allocations. Upon ordinary retirement of plant assets, their cost plus cost of removal, net of salvage, is charged to accumulated depreciation, and no gain or loss is recognized.
The depreciation of Wisconsin Gas' assets is computed using straight-line rates over estimated useful lives and considers salvage value. These rates have been consistently used for ratemaking purposes. The composite rates are 4.5%, 4.2% and 4.5% for 1996, 1995 and 1994, respectively.

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

The amounts recorded as regulatory assets and regulatory liabilities in the balance sheet at December 31, 1996 and 1995 are as follows:

(Thousands of Dollars)                    1996         1995
                                       ----------   ----------
Regulatory assets:
  Postretirement benefit costs (Note 8)$  42,275    $  45,054
  Deferred environmental costs            41,368       41,457
  Deferred uncollectible expenses         10,152        8,248
  Income tax-related amounts
    due from customers (Note 2)            3,003        3,357
  Other                                    5,010        6,029
                                        ----------  ----------
                                        $ 101,808   $ 104,145
                                        ==========  ==========
Regulatory liabilities:
Income tax-related amounts
  due to customers (Note 2)             $  21,369   $  22,891
Pension costs (Note 8)                     16,631      19,482
Other                                      23,749      22,523
                                        ----------  ----------
                                        $  61,749   $  64,896
                                        ==========  ==========

Wisconsin Gas is precluded from discontinuing service to residential customers within its service area during the heating season. Any differences between doubtful account provisions based on actual experience and provisions allowed for ratemaking purposes by the PSCW are deferred for later recovery in rates as a cost of service. The most recent PSCW rate order provides for a $13.9 million allowable annual provision for doubtful accounts, including amortization of prior deferred amounts. In the fourth quarter of 1996, the PSCW staff approved a one-time charge of $3.0 million relating to uncollectible accounts receivable expense. See Notes 6 and 8 for discussion of additional deferred charges.

e.	Income Taxes
Wisconsin Gas is a wholly owned subsidiary of WICOR, Inc. (WICOR) and has elected to be included in WICOR's consolidated Federal income tax return. WICOR allocates Federal current tax expense or credits to Wisconsin Gas based on its respective separate tax computation.
Investment tax credits were recorded as a deferred credit on the balance sheet and are being amortized to income over the applicable service lives of the related properties in accordance with regulatory treatment.

f.	Cash Flows
Wisconsin Gas considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Due to the short maturity of these instruments, market value approximates cost For purposes of the Consolidated Statements of Cash Flow, income taxes paid (net of refunds) and interest paid were as follows for each of the years ended December 31:

(Thousands of Dollars)              1996        1995        1994
-----------------------          ----------  ----------  ----------
Income taxes paid                $  29,048   $  19,928   $  30,059
Interest paid                    $  11,763   $  13,636   $  13,374

g.	Derivative Financial Instruments
Wisconsin Gas has a limited involvement with derivative financial instruments and does not use them for trading or speculative purposes. The Company purchased derivatives in 1996 and 1995 to hedge an immaterial portion of gas costs incurred for resale. The cost of options and any gains or losses realized do not affect income since they are accounted for under the PGA clause.

h.	Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

i.	Reclassifications
Certain prior year financial statement amounts have been reclassified to conform to their current year presentation.

2.	INCOME TAXES
The current and deferred components of income tax expense for each of the years ended December 31 are as follows:

(Thousands of Dollars)              1996        1995        1994
------------------------         ----------  ----------  ----------
Current
  Federal                        $  19,006   $  23,474   $  19,245
  State                              4,675       5,808       4,771
                                 ----------  ----------  ----------
    Total Current                   23,681      29,282      24,016
                                 ----------  ----------  ----------
Deferred
  Federal                           (3,040)    (10,101)    (10,789)
  State                               (306)     (2,084)     (2,234)
                                 ----------  ----------  ----------
    Total Deferred                  (3,346)    (12,185)    (13,023)
                                 ----------  ----------  ----------
Total Provision                  $  20,335   $  17,097   $  10,993
                                 ==========  ==========  ==========

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

(Thousands of Dollars)
Year ended December 31,            1996             1995             1994
------------------------      ---------------	  ---------------  	---------------
Statutory U.S. tax rates      $18,444   35.0%  $15,811   	35.0%	  $10,461   35.0%
State income taxes, net         2,915    5.5     2,515    5.6     1,707    5.7
Investment credit restored       (453)  (0.9)    (457)   (1.0)     (461)  (1.5)
Excess deferred
   tax amortization              (556)  (1.0)    (507)   (1.1)     (505)  (1.7)
Other, net                        (15)     -     (265)   (0.7)     (209)  (0.7)
                              ---------------  	---------------  	---------------
Effective Tax Rates           $20,335 	  38.6%  $17,097   37.8%  $11,280   36.8%
                              ===============  	===============  	===============

The components of deferred income tax assets and liabilities at December 31, 1996 and 1995 are as follows:

(Thousands of Dollars)                        1996        1995
--------------------------                 ----------  ----------
Deferred Income Tax Assets
Recoverable gas costs                      $  12,658   $  13,416
Inventory                                      2,080       2,614
Deferred compensation                          2,011       1,667
Other                                          1,130        (916)
                                           ----------  ----------
                                           $  17,879   $  16,781
                                           ==========  ==========
Deferred Income Tax Liabilities
Property related                           $  37,692   $  37,715
Systems development costs                      9,252      11,586
Pension benefits                               5,458       3,070
Investment tax credit                         (4,806)     (5,109)
Environmental                                 (5,297)     (4,725)
Postretirement benefits                       (3,646)     (3,177)
Deferred compensation                         (2,590)     (2,119)
Other                                           (494)       (587)
                                           ----------  ----------
                                           $  35,569   $  36,654
                                           ==========  ==========
3.	SHORT-TERM BORROWINGS
As of December 31, 1996 and 1995, Wisconsin Gas had total unsecured lines of credit available from banks of $145.0 million and $120.0 million, respectively. The credit lines may be used for, among other purposes, the support of commercial paper issued by Wisconsin Gas. At December 31, 1996, $65.5 million of commercial paper was outstanding at a weighted average interest rate of 5.7%. At December 31, 1995, $57.5 million of commercial paper was outstanding at a weighted average interest rate of 5.9%.
These borrowing arrangements may require the maintenance of average compensating balances which are generally satisfied by balances maintained for normal business operations and may be withdrawn at any time

4.	LONG-TERM DEBT

In November 1995, Wisconsin Gas issued $65 million of 6 3/8% Notes due in 2005. A portion of the proceeds were used to redeem $50 million of 9 1/8% Notes due in 1997. The notes issued by Wisconsin Gas are unsecured. In addition to the unsecured notes, Wisconsin Gas has previously issued first mortgage bonds. Substantially all gas distribution property acquired prior to January 1, 1993 is subject to a first mortgage lien relating to these bonds. At December 31, 1996, Wisconsin Gas had outstanding $4 million in first mortgage bonds. Wisconsin Gas has no plans to issue any additional first mortgage bonds. Maturities and sinking fund requirements during the succeeding five years on all long-term debt total $2.0 million, $42.0 million, $2.0 million in 1997, 1998 and 1999, respectively, and zero in 2000 and 2001.

5.	RESTRICTIONS
A November 1993 rate order issued by the PSCW sets a 13-month average equity range of 43% to 50% for the utility and also requires Wisconsin Gas to request PSCW approval prior to the payment of dividends on its common stock to WICOR if the payment would reduce its common equity (net assets) below 43% of total capitalization (including short-term debt). Under this requirement, $39.7 million of Wisconsin Gas's net assets at December 31, 1996, plus future earnings, were available for such dividends without PSCW approval. In addition, the PSCW must also approve any dividends in excess of $16 million for any 12-month period beginning November 1 if such dividends would reduce Wisconsin Gas's 13-month average equity below 48.43% of its total capitalization. Wisconsin Gas paid $5 million in dividends in November 1996 and expects to pay $21.5 million in dividends for the 12 months ending October, 1997. At December 31, 1996, Wisconsin Gas's equity was 53.3% of its total capitalization.

6.	COMMITMENTS AND CONTINGENCIES
a.	Gas Supply
Wisconsin Gas has agreements for firm pipeline and storage capacity that expire at various dates through 2008. The aggregate amount of required payments under such agreements totals approximately $838 million, with annual required payments of $130 million in 1997, $122 million in 1998, $122 million in 1999, $113 million in 2000 and $108 million in 2001. Wisconsin Gas's total payments for firm pipeline and storage capacity prior to recovery from sales of excess capacity were $129.6 million in 1996, $128.1 million in 1995 and $126.0 million in 1994. The PGA provisions of Wisconsin Gas's rate schedules permit the recovery of gas costs from its customers. FERC Order No. 636 permits pipeline suppliers to pass through to Wisconsin Gas any prudently incurred transition costs, such as unrecovered gas costs, gas supply realignment costs and stranded investment costs. Wisconsin Gas estimates its portion of such costs from all of its pipeline suppliers would approximate $7.7 million at December 31, 1996 based upon prior filings with FERC by the pipeline suppliers. The pipeline suppliers will continue to file quarterly with the FERC for recovery of actual costs incurred

The FERC has allowed ANR Pipeline Company to recover capacity and "above market" supply costs associated with quantities purchased from Dakota Gasification Company ("Dakota") under a long-term contract expiring in the year 2009. Consistent with guidelines set forth in Order No. 636, ANR has allocated 90% of Dakota costs to firm transportation service recoverable through a reservation rate surcharge and 10% to interruptible service. The FERC has approved a settlement with Dakota governing the price of Dakota gas. Based on Wisconsin Gas contracted quantities with ANR, Wisconsin Gas is currently paying approximately $250,000 per month of Dakota costs. This amount varies month-to-month and across years based on the spread between ANR contract terms with Dakota and the market indices for pricing spot gas.
Transition costs billed to Wisconsin Gas are being recovered from customers under the purchased gas provisions within its rate schedules.

b.	Capital Expenditures
Certain commitments have been made in connection with 1997 capital expenditures. Wisconsin Gas capital expenditures for 1997 are estimated at $40 million.

c.  Environmental Matters
      On February 21, 1997, Wisconsin Gas was named by the defendant, in an environmental cleanup lawsuit, as a co-defendant. The suit involves contamination of a Milwaukee area industrial site by wood chips characteristic of those used in the manufactured gas process. Wisconsin Gas believes it is not the source of the contaminated wood chips and intends to vigorously defend the suit. Although the Company is unable to predict the outcome of the litigation, management believes that amounts recovered from its insurance carriers or through rate recovery will be sufficient to cover any such liability.
Wisconsin Gas has identified two previously owned sites on which it operated manufactured gas plants that are of environmental concern. Such plants ceased operations prior to the mid-1950's. Wisconsin Gas has engaged an environmental consultant to help determine possible remediation alternatives. The Company has estimated that cleanup costs could range from $22 million to $75 million. As of December 31, 1996, the Company has accrued $36.2 million for future cleanup costs. These estimates are based on current undiscounted costs. It should also be noted that the numerous assumptions such as the type and extent of contamination, available remediation techniques, and regulatory requirements which are used in developing these estimates are subject to change as new information becomes available. Any such changes in assumptions could have a significant impact on the potential liability. Due to anticipated regulatory treatment, as discussed below, changes in the recorded liability do not immediately impact net income

The Wisconsin Department of Natural Resources ("WDNR") issued a
Probable Responsible Party letter to Wisconsin Gas for these two sites in September 1994. Following receipt of this letter, Wisconsin Gas and WDNR held an initial meeting to discuss the sites. At the meeting it was agreed that Wisconsin Gas would prepare a remedial action options report from which it will select specific remedial actions for recommendation to the WDNR. During 1995 and 1996, the Company gathered specific environmental data regarding one of the sites in addition to the previous extensive site investigation data, held extensive discussions concerning remedial options with current landowners and solicited information from environmental consulting and remediation firms on technology and approaches that would best suit the sites. These efforts were directed toward preparing a remedial action options report and recommendations for presentation to the WDNR during 1997. Once such a plan is approved, initial remediation work will begin. Expenditures over the next three years are expected to total approximately $10.0 million. Although most of the work and the cost are expected to be incurred in the first few years of the plan, monitoring of sites and other necessary actions may be undertaken for up to 30 years.
In March 1994, Wisconsin Gas commenced suit against nine insurance carriers seeking a declaratory judgment regarding insurance coverage for the two sites. Settlements were reached with each of the carriers during 1994. Additional insurance recoveries are being pursued. Under recent PSCW rate orders, Wisconsin Gas expects full recovery of incurred remediation costs (excluding carrying costs), less amounts recovered from insurance carriers. Accordingly, a regulatory asset has been recorded for the accrued cost.

d.	Other
The Company is party to various legal proceedings arising in the ordinary course of business which are not expected to have a material effect on Wisconsin Gas's financial position or results of operation.

7.	COMMON STOCK AND OTHER PAID-IN CAPITAL

During 1994, WICOR invested an additional $5 million in Wisconsin
Gas. No amounts were invested by WICOR in 1996 and 1995.

8.	BENEFIT PLANS

a.	Pension Plans
Wisconsin Gas has non-contributory pension plans which cover substantially all its employees and include benefits based on levels of compensation and years of service. Employer contributions and funding policies are consistent with funding requirements of Federal law and regulations. Commencing November 1, 1992, Wisconsin Gas pension costs or credits included in the utility cost of service have been calculated in accordance with SFAS No. 87 and are recoverable from customers. Prior to this date, pension costs were recoverable in rates as funded. The cumulative difference between the amounts funded and the amounts based on SFAS No. 87 through November 1, 1992 is recorded as a regulatory liability and is being amortized as a reduction of pension expense over an eight-year period effective November 1, 1994

The following table sets forth the funded status of pension plans at December 31, 1996 and 1995.

                                        Assets Exceed        Accumulated Benefits
                                    Accumulated Benefits         Exceed Assets
                                   ----------------------   ----------------------
(Thousands of Dollars)                1996        1995         1996        1995
----------------------             ----------  ----------   ----------  ----------
Accumulated benefit obligation
  Vested benefits                  $ (65,835)  $ (72,203)   $  (3,317)  $  (3,979)
  Nonvested benefits                 (15,379)    (11,063)      (1,400)       (921)
                                   ----------  ----------   ----------  ----------
                                     (81,214)    (83,266)      (4,717)     (4,900)
Effect of projected future
  compensation levels                (30,793)    (38,178)        (581)       (642)
                                   ----------  ----------   ----------  ----------
Projected benefit obligation        (112,007)   (121,444)      (5,298)     (5,542)
Plan assets at fair value            176,991     163,214            -           -
                                   ----------  ----------   ----------  ----------
Plan assets greater (less) than
  projected benefit obligation        64,984      41,770       (5,298)     (5,542)
Unrecognized net (asset)
  liability at September 30,
  1985 being recognized over
  approximately 16 years             (11,380)    (12,855)         498         546
Unrecognized prior service costs       3,358       3,599          137         146
Unrecognized net (gain) loss         (26,850)     (5,502)       1,132         721
Additional minimum
  liability recorded                       -           -       (1,206)       (899)
                                   ----------  ----------   ----------  ----------
Accrued pension asset (liability)  $  30,112   $  27,012    $  (4,737)  $  (5,028)
                                   ==========  =========    ==========  ==========

	The weighted average discount rate assumptions used in determining the actuarial present value of the projected benefit obligation were 7.75%, 7.5% and 8.25% for 1996, 1995 and 1994, respectively. The expected long-term rate of return on assets was 9.0% for 1996 and 8.5% for 1995 and 1994. The expected long-term rate of compensation growth was 4.5%, 5.0% and 5.5% for 1996, 1995 and 1994, respectively.

Net pension costs for each of the years ended December 31, include the following (income) expense:

(Thousands of Dollars)               1996       1995      1994
------------------------------    ---------- ---------- ----------
Service costs                     $   3,732  $   3,529  $   4,265
Interest costs on projected
  benefit obligations                 9,269      9,305      8,860
Actual (gain) loss
  on plan assets                    (21,576)   (21,057)     1,880
Net amortization and deferral         6,114      7,232    (15,195)
Gain on early retire incent               -          -       (268)
Amortization of reg liab             (2,851)    (2,851)      (475)
                                  ---------- ---------- ----------
Net pension income                $  (5,312) $  (3,842) $    (933)
                                  ========== ========== ==========

b.  Postretirement Health Care and Life Insurance
In addition to providing pension benefits, Wisconsin Gas provides certain health care and life insurance benefits for retired employees when they reach normal retirement age while working for Wisconsin Gas. Wisconsin Gas funds the accrual annually based on the maximum tax deductible amount. Commencing January 1, 1992, Wisconsin Gas postretirement benefit costs have been calculated in accordance with SFAS No. 106 and are recoverable from customers. The cumulative difference between the amounts funded and the amounts based on SFAS No. 106 through January 1, 1992 is recorded as a regulatory asset and is being amortized over a twenty-year period effective January 1, 1992.
Net postretirement health care and life insurance costs for each of the years ended December 31 consisted of the following components:

(Thousands of Dollars)                 1996        1995        1994
----------------------              ----------  ----------  ----------
Service cost                        $   2,507   $   1,847   $   2,492
Interest cost on projected
  benefit obligation                    5,836       5,336       5,665
Actual (gain) loss on
  plan assets                          (4,695)     (6,185)        147
Amortization of regulatory asset        2,778       2,778       2,778
Net amortization and deferral             460       2,477      (2,628)
Loss on early retirement incentive          -           -       3,650
                                    ----------  ----------  ----------
Net postretirement benefit cost     $   6,886   $   6,253   $  12,104
                                    ==========  ==========  ==========

The 1994 postretirement benefit cost includes a charge relating to the early retirement of 131 employees under a voluntary early retirement incentive plan for employees age 55 and over.

The following table sets forth the plans' funded status, reconciled with amounts recognized in Wisconsin Gas's Statement of Financial Position at December 31, 1996 and 1995, respectively.

Accumulated benefit obligation
(Thousands of Dollars)                           1996        1995
-------------------------------------         ----------  ----------
Retirees                                      $ (36,748)  $ (38,966)
Active employees                                (43,179)     (37,633)
                                              ----------  ----------
Accumulated benefit obligation                  (79,927)    (76,599)
Plan assets at fair value                        46,562      39,417
                                              ----------  ----------
Accumulated benefit obligation
  in excess of plan assets                      (33,365)    (37,182)
Unrecognized prior service costs                (14,432)    (15,915)
Unrecognized actuarial (gain) loss               (3,562)        129
                                              ----------  ----------
Accrued postretirement benefit                $ (51,359)  $ (52,968)
                                              ==========  ==========

The postretirement benefit cost components for 1996 were calculated assuming health care cost trend rates beginning at 11% in 1996 and decreasing to 5.5% in 21 years. The health care cost trend rate has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accrued postretirement benefit as of December 31, 1996 by $12.3 million and the aggregate of the service and interest cost components of postretirement expense by $1.6 million.
The assumed discount rate used in determining the actuarial present value of the accrued postretirement benefit obligation was 7.75%, 7.5% and 8.25% in 1996, 1995 and 1994, respectively. Plan assets are primarily invested in equities and fixed income securities.

c.  Retirement Savings Plans

Wisconsin Gas maintains various employee savings plans, which provide employees a mechanism to contribute amounts up to 16% of their compensation for the year. Wisconsin Gas matching contributions may be made for up to 5% of eligible compensation including 1% for the Employee Stock Ownership Plan ("ESOP"). See Note 8.d. Total contributions were valued at $1.2 million in 1996 and 1995, and $1.3 million in 1994.

d.  Employee Stock Ownership Plan

In November 1991, WICOR established an ESOP covering non-union employees of Wisconsin Gas. The ESOP funds employee benefits of up to 1% of compensation with WICOR common stock distributed through the ESOP.

The ESOP used the proceeds from a $10 million, 3-year adjustable rate loan (5.8% interest rate at December 31, 1996), guaranteed by WICOR, to purchase 431,266 shares of WICOR common stock. The ESOP has extended the adjustable rate loan, with similar terms, until May 31, 2002. Because WICOR has guaranteed the loan, the unpaid balance ($4.4 million) is shown as long-term debt with a like amount of unearned compensation being recorded as a reduction of common equity on WICOR's balance sheet.
The ESOP trustee is repaying the $10 million loan with dividends on shares of WICOR common stock in the ESOP and with Wisconsin Gas contributions to the ESOP.

e.  Postemployment Benefit Plans

Effective January 1, 1994 the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires accrual for all other postemployment benefits. Total postemployment benefit expense was immaterial in 1996 and $0.6 million in 1995 and 1994, including a one-time cumulative adjustment in 1994. The incremental costs of adopting this statement are not material on an ongoing basis

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and short-term borrowings approximates fair value due to the short-term maturities of these instruments.
The fair value of Wisconsin Gas's long-term debt is estimated based on the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for Wisconsin Gas's bond rating and the present value of future cash flows.
Because Wisconsin Gas operates in a regulated environment, WICOR, as the sole shareholder of WISCONSIN Gas, would probably not be affected by realization of gains or losses on extinguishment of Wisconsin Gas's outstanding fixed-rate debt. Realized gains would be refunded to and losses would be recovered from Wisconsin Gas customers through gas rates.
The estimated fair value of Wisconsin Gas's long-term debt at December
31 is as follows:

                                       1996                 1995
                                ------------------   ------------------
                                Carrying   Fair      Carrying   Fair
                                 Amount    Value      Amount    Value
                                --------  --------   --------  --------
Cash and cash equivalents       $  8,960  $  8,960   $  7,463  $  7,463
Accounts receivable             $ 73,540  $ 73,540   $ 65,477  $ 65,477
Short-term debt                 $ 65,500  $ 65,500   $ 57,500  $ 57,500
Long-term debt                  $152,453  $152,154   $154,246  $156,041

10.	QUARTERLY FINANCIAL DATA (Unaudited)

Because seasonal factors significantly affect Wisconsin Gas operations, the following data is not comparable between quarters:

(Thousands of dollars)             First      Second      Third      Fourth
-----------------------          ---------  ----------  ---------  ----------
1996
  Operating Revenues             $216,111   $ 107,269   $ 71,951   $ 178,265
  Operating Income (Loss)        $ 46,753   $   2,734   $ (8,748)  $  24,228
  Net Income (Loss)              $ 26,502   $       1   $ (6,976)  $  12,833

1995
  Operating Revenues             $192,484   $  93,985   $ 70,959   $ 161,970
  Operating Income (Loss)        $ 38,572   $   2,226   $ (8,492)  $  27,356
  Net Income (Loss)              $ 21,532   $    (570)  $ (7,332)  $  14,447

                       Index to Exhibits Exhibits

    3.1 Wisconsin Gas Company Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K Annual Report for 1988).

    3.2	Amendment to Wisconsin Gas Company By-laws, effective
February 28, 1995 (incorporated by reference to
Exhibit 3.2 to the Company's Form 10-K Annual
Report for 1994).

    3.3	Wisconsin Gas Company By-laws, as amended (incorporated by
reference to Exhibit 3.3 to the Company's Form 10-K Annual Report for
1994).

    4.1	Indenture of Mortgage and Deed of Trust dated as of November
1, 1950, between Milwaukee Gas Light Company and
Mellon National Bank and Trust Company and D. A.
Hazlett, Trustees (incorporated by reference to Exhibit 7-E to the Company's Registration Statement
No. 2-8631).

    4.2	Bond Purchase Agreement dated December 31, 1981, between
Wisconsin Gas Company and Teachers Insurance and
Annuity Association of America relating to the issuance and sale of $30,000,000 principal amount of First Mortgage Bonds, Adjustable Rate Series due
2002 (incorporated by reference to Exhibit 4-6 to the Company's Form S-3 Registration Statement No.
33-43729).

    4.3	Indenture dated as of September 1, 1990, between Wisconsin
Gas Company and First Wisconsin Trust Company,
Trustee (incorporated by reference to Exhibit 4.11 to the Company's Form S-3 Registration Statement
No. 33-36639).

    4.4	Officers' Certificate dated as of November 19, 1991, setting forth the terms of Wisconsin Gas Company's 7-1/2%
Notes due 1998 (incorporated by reference to Exhibit 4.1 to Wisconsin Gas Company's Form 8-K
Current Report dated November 19, 1991).

    4.5	Officers' Certificate, dated as of September 15, 1993,
setting forth the terms of the Company's 6.60% debentures due 2013 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K Current
Report for September, 1993).

    4.6	Officers' Certificate, dated as of November 7, 1995, setting forth the terms of the Company's 6-3/8% Notes due
2005 (incorporated by reference to the Company's
Form 8-K Current Report dated November 7, 1995).

    4.7	Revolving Credit Agreement dated as of March 29, 1993, among
Wisconsin Gas Company and the Bank of New York,
Citibank, N.A., Firstar Bank Milwaukee, N. A.,
Harris Trust & Savings Bank, M&I Marshall & Ilsley
Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.2 to the Company's Quarterly
Report on Form 10-Q dated as of August 9, 1993)

    4.8	Extension of Revolving Credit Agreement dated as of March 10,
1995, among Wisconsin Gas Company and Citibank,
N.A., Firstar Bank Milwaukee, N.A., Harris Trust and
Savings Bank, M&I Marshall & Ilsley Bank and
Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on
Form 10-Q dated April 28, 1995).

    4.9	Loan Agreement dated as of March 29, 1996, by and among ABN
AMRO Bank N.V., Wisconsin Gas Company Employee's
Savings Plans Trust and WICOR, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly
Report on Form 10-Q dated as of April 26, 1996).

    4.10	WICOR, Inc. Master Savings Trust Agreement dated as of
October 1, 1996, between WICOR, Inc. and Marshall &
Ilsley Trust Company (incorporated by reference to
Exhibit 4.1 to the Company's Quarterly Report on
Form 10-Q dated as of October 30, 1996).

    4.11*	First Amendment, dated as of November 27, 1996, to Loan
Agreement, dated as of March 29, 1996, by and among WICOR, Inc. Master Savings Trust (formerly the
Wisconsin Gas Company Employees' Savings Plans
Trust), WICOR, Inc. and ABN AMRO Bank, N.V.

    10.1	Service Agreement dated as of June 1, 1994, among WICOR,
Inc., Wisconsin Gas Company, WEXCO of Delaware,
Inc., Sta-Rite Industries, Inc. and SHURflo Pump
Manufacturing Co. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K Annual
Report for 1995).

    10.2#	WICOR, Inc. 1987 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the WICOR, Inc. Form
S-8 Registration Statement No. 33-67134).

    10.3#	Forms of nonstatutory stock option agreement used in connec-
tion with the WICOR, Inc. 1987 Stock Option Plan
(incorporated by reference to Exhibit 10.20 to the Company's Form 10-K Annual Report for 1991).

    10.4#	WICOR, Inc. 1992 Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to WICOR, Inc.'s Form S-8
Registration No. 33-67132).

    10.5#	Form of nonstatutory stock agreement used in conjunction with the WICOR, Inc. 1992 Director Stock Option Plan
(incorporated by reference to Exhibit 4.2 to WICOR, Inc.'s Form S-8 Registration Statement No. 37-
67132).

    10.6#	WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference to Exhibit 4.1 to the WICOR, Inc. Form S-
8 Registration Statement No. 33-55755).

    10.7#	Form of nonstatutory stock option agreement used in
connection with the WICOR, Inc. 1994 Long-Term
Performance Plan (incorporated by reference to Exhibit 4.2 to the WICOR, Inc. Form S-8
Registration Statement No. 33-55755).

    10.8#	Form of restricted stock agreement used in connection with
the WICOR, Inc. 1994 Long-Term Performance Plan
(incorporated by reference to Exhibit 4.3 to the WICOR, Inc. Form S-8 Registration Statement No. 33-
55755).

    10.9#	Wisconsin Gas Company Principal Officers' Supplemental
Retirement Income Program (incorporated by reference to Exhibit 10.6 to the Company's Form 10-
K Annual Report for 1993).

    10.10*#	Wisconsin Gas Company 1997 Officers' Incentive
Compensation Plan.

    10.11#	Wisconsin Gas Company Group Travel Accident Plan
(incorporated by reference to Exhibit 10.23 to the Company's Form 10-K Annual Report for 1992).

    10.12#	Form of Deferred Compensation Agreement between
Wisconsin Gas Company and certain of its officers
(incorporated by reference to Exhibit 10.25 to the Company's Form 10-K Annual Report for 1991).

    10.13#	WICOR, Inc. Retirement Plan for Directors, as
amended (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K Annual Report for 1992).

    13*	"Financial Review" portions of WICOR, Inc. 1996 Annual Report to Shareholders.

    27*	Financial Data Schedule. (EDGAR version only)

*  Indicates document filed herewith.
# Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company