Form 10-Q
period 1997-03-31
WISCONSIN GAS CO
filed 1997-05-01
CIK 107819

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10 - Q

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly Period Ended March 31, 1997
                                 or
/ /     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
            For the transition period from            to

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

                       Yes  /X/   No  / /


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                  Outstanding at April 24, 1997
--------------------------          -----------------------------
Common Stock, $8 Par Value                      1,125

                           INTRODUCTION
                           ------------


Wisconsin Gas Company ("Wisconsin Gas" or "Company"), a natural gas distribution public utility, is a Wisconsin corporation and a wholly-owned subsidiary of WICOR, Inc. ("WICOR"), a diversified holding company.




                               CONTENTS
                               --------

                                                               PAGE
                                                              ------
PART I.   Financial Information                                  1


          Management's Discussion and Analysis of
            Interim Financial Statements                        2-3


   Financial Statements of Wisconsin Gas Company (Unaudited):
   ----------------------------------------------------------

          Statements of Operation for the Three
            Months Ended March 31, 1997 and 1996                 4


          Balance Sheets as of March 31, 1997 and
            December 31, 1996                                   5-6


          Statements of Cash Flows for the Three
            Months Ended March 31, 1997 and 1996                 7


          Notes to Financial Statements                          8



PART II.  Other Information                                      9

Signatures                                                       10

Part I - Financial Information


                         Financial Statements
                         --------------------


The financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Wisconsin Gas Company Annual Report on Form 10-K for the year ended December 31, 1996.

In the opinion of management, the information furnished reflects all adjustments, which in all circumstances were normal and recurring, necessary for a fair presentation of the results of operations for the interim periods.

Because of seasonal factors, the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full calendar year.

                         Management's Discussion and Analysis
                          of Interim Financial Statements of
                                 Wisconsin Gas Company

Results of Operations
---------------------
Net income decreased by $2.6 million, or 10%, for the first quarter of 1997 compared to the same quarter of last year. The following factors had a significant effect on the results of operations during the three-month period ended March 31, 1997.

The decline in net income for the first quarter resulted primarily from decreased gas margins which were partially offset by lower operating and maintenance expenses and lower depreciation expense. The lower gas margins resulted from decreased firm sales volumes due to warmer weather and a voluntary $3.0 million annual rate reduction effective November 1, 1996.

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

                                          	Three
                                       	Months Ended
	                                         March 31
                                      	-------------	     %
(Millions of Dollars)                 	 1997  	 1996  	Change
---------------------                 	------ 	------ 	------
Gas Sales Revenues                    	$219.5	 $212.6   	3
Cost of Gas Sold	                       148.4 	 130.8 	  13
                                      	------ 	------
Gas Sales Margin                        	71.1   	81.8  	(13)
Gas Transport Margin	                     6.7 	   3.4  	 97
	                                      ------ 	------
Total Margin	                          $ 77.8 	$ 85.2   	(9)
                                       ======  ======
(Millions of Therms)
--------------------
Sales Volumes
  Firm	                                 361.5  	407.5  	(11)
  Interruptible                         	34.1	   77.2  	(56)
Transportation Volume	                  122.8 	  64.4   	91
	                                      ------ 	------
Total Throughput	                       518.4 	 549.1   	(6)
                                      	====== 	======
Degree Days (Normal:
  1st Qtr.  = 3,438)	                   3,315 	 3,630   	(9)
                                      	======  ======

The decrease in firm sales volumes for the first quarter of 1997 as compared with the 1996 first quarter was caused principally by warmer weather. The weather was 9% warmer than the same period in 1996 and 4% warmer than normal during the first three months of 1997. The increase in transportation volumes was due mainly to more customers purchasing gas from sources other than Wisconsin Gas and transporting the volumes over the Wisconsin Gas distribution system. The movement to transportation from gas sales had no impact on margin.

Operating and maintenance expenses decreased by $1.7 million, or 6%, for the three-month period ended March 31, 1997, compared with the same period of 1996. The decrease for the quarter was due mainly to lower labor and labor related expenses.

Depreciation expense for the three months ended March 31, 1997 decreased by $0.7 million, or 9%, compared with the same period of last year. The 1997 decrease was due to the one-time impact of the application of new depreciation rates permitted by the Public Service Commission of Wisconsin in 1996.

Interest expense increased by $0.1 million, or 3%, for the three-months ended March 31, 1997, compared with the similar periods of 1996, due primarily to slightly higher short-term debt levels during the period.

Income tax expense was $2.3 million lower for the first three months of 1997, compared with the same period last year, reflecting decreased pre-tax income.

Financial Condition
-------------------
Cash flow from operations for the three months ended March 31, 1997 decreased by $34.8 million, or 41%, from the comparable period in 1996. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable levels are higher in the heating season as compared with the summer months. The cash flow decline was due primarily to increased gas prices which have not yet been collected from the Company's customers.

Capital expenditures for the three months ended March 31, 1997 decreased by 7% to $5.3 million.

The Company anticipates additional short-term borrowings during the third and fourth quarters of 1997 to finance working capital, primarily gas in storage and the financing of accounts receivable during the heating season. The Company has the capacity under its existing credit facilities to support the additional borrowings. In addition, the Company has initiated discussions with its commercial banks to extend the term of its existing seasonal and revolving credit facilities.

                               WISCONSIN GAS COMPANY
                         Statements of Operation (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                -------------------------
                                                    1997         1996
                                                ------------ ------------
Operating Revenues                              $   226,242  $   216,111
                                                ------------ ------------

Operating Expenses:
  Cost of gas sold                                  148,371      130,763
  Operations                                         24,063       25,876
  Maintenance                                         1,995        1,901
  Depreciation                                        7,584        8,312
  Taxes, other than income taxes                      2,558        2,506
                                                ------------ ------------
                                                    184,571      169,358
                                                ------------ ------------

Operating Income                                     41,671       46,753
                                                ------------ ------------

Interest Expense                                      3,334        3,230
Other Income and (Expenses), net                        188          (95)
                                                ------------ ------------
Income Before Income Taxes                           38,525       43,428

Income Tax Provision                                 14,609       16,926

                                                ------------ ------------
Net Income                                      $    23,916  $    26,502
                                                ============ ============

The accompanying notes are an integral part of these statements.

                               WISCONSIN GAS COMPANY
                                  Balance Sheets

                                                      March 31,
                                                        1997      December 31,
                                                     (Unaudited)       1996
                                                    -----------   ------------
                                                    (Thousands of Dollars)
Assets
------
Property, Plant and Equipment, at cost              $  774,653    $   786,486
  Less - Accumulated depreciation                      399,373        409,151
                                                    -----------   ------------
                                                       375,280        377,335
                                                    -----------   ------------
Current Assets:
  Cash and cash equivalents                              4,576          8,960
  Accounts receivable, less allowance
    for doubtful accounts of $16,473
    and $12,363, respectively                          116,173         73,540
  Accounts receivable - intercompany, net                1,737             76
  Accrued utility revenues                              27,328         54,382
  Materials and supplies, at weighted average cost       3,321          3,098
  Gas in storage, at weighted average cost               7,767         32,684
  Deferred income taxes                                 17,879         17,879
  Prepaid taxes                                          4,495          6,411
  Other                                                  2,056          1,668
                                                    -----------   ------------
                                                       185,332        198,698
                                                    -----------   ------------
Deferred Charges and Other:
  Regulatory assets                                    100,413        101,808
  Systems development costs                             21,645         23,052
  Prepaid pension costs                                 31,237         30,112
  Other                                                  7,085          7,372
                                                    -----------   ------------
                                                       160,380        162,344
                                                    -----------   ------------
                                                    $  720,992    $   738,377
                                                    ===========   ============

The accompanying notes are an integral part of these statements.

                            Wisconsin Gas Company
                                Balance Sheets
                                 (continued)

                                                 March 31,
                                                    1997     December 31,
                                                (Unaudited)      1996
                                                -----------  ------------
Capitalization and Liabilities
------------------------------
Capitalization:
  Common stock                                  $        9   $         9
  Other paid-in capital                            119,858       119,095
  Retained earnings                                107,089        88,670
  Long-term debt                                   150,504       152,453
                                                -----------  ------------
                                                   377,460       360,227
                                                -----------  ------------
Current Liabilities:
  Accounts payable                                  39,726        64,548
  Refundable gas costs                              52,047        31,545
  Short-term borrowings                             24,000        65,500
  Current portion of long-term debt                  2,000         2,000
  Accrued payroll and benefits                       6,994         8,116
  Accrued taxes                                     15,623           712
  Other                                              5,050         4,334
                                                -----------  ------------
                                                   145,440       176,755
                                                -----------  ------------
Deferred Credits and Other:
  Regulatory liabilities                            59,675        61,749
  Deferred income taxes                             35,569        35,569
  Postretirement benefit obligation                 51,279        51,359
  Environmental remediation costs                   36,138        36,222
  Unamortized investment tax credit                  6,899         7,265
  Other                                              8,532         9,231
                                                -----------  ------------
                                                   198,092       201,395
                                                -----------  ------------
                                                $  720,992   $   738,377
                                                ===========  ============

The accompanying notes are an integral part of these statements.

                           WISCONSIN GAS COMPANY
                   Statements of Cash Flows (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                   -----------------------
                                                      1997         1996
                                                   ----------   ----------
                                                   (Thousands of Dollars)
Operations:
  Net income                                       $  23,916    $  26,502
  Adjustments to reconcile net income
   to net cash flows:
    Depreciation and amortization                      9,610       10,415
    Deferred income taxes                                  -          142
    Change in:
      Receivables                                    (15,579)     (33,446)
      Gas in storage                                  24,917       20,269
      Other current assets                            (2,272)        (329)
      Accounts payable                               (24,822)       8,060
      Accrued taxes                                   16,827       14,382
      Refundable gas costs                            20,502       41,626
      Other current liabilities                         (406)        (402)
      Other non-current assets
         and liabilities                              (2,798)      (2,486)
                                                   ----------   ----------
                                                      49,895       84,733
                                                   ----------   ----------
Investment Activities:
  Capital expenditures                                (5,347)      (5,732)
  Other, net                                              68           18
                                                   ----------   ----------
                                                      (5,279)      (5,714)
                                                   ----------   ----------
Financing Activities:
  Change in short-term borrowings                    (41,500)     (57,500)
  Reduction of long-term debt                         (2,000)      (4,000)
  Cash dividends paid to WICOR, Inc.                  (5,500)      (5,000)
                                                   ----------   ----------
                                                     (49,000)     (66,500)
                                                   ----------   ----------

Change in Cash and Cash Equivalents                   (4,384)      12,519
Cash and Cash Equivalents at
  Beginning of Period                                  8,960        7,463
                                                   ----------   ----------
Cash and Cash Equivalents at End of Period         $   4,576    $  19,982
                                                   ==========   ==========

The accompanying notes are an integral part of these statements.

Notes to Financial Statements (Unaudited):


1)	At March 31, 1997, Wisconsin Gas had total unsecured lines of credit available from several banks of $135 million. As of March 31, 1997, commercial paper totaling $24 million was outstanding under these credit agreements with a weighted average interest rate of 6.7%.


2)	For purposes of the Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                   	For the Three Months
                                      	Ended March 31,
	                                  ----------------------
                                    	1997          1996
                                  	--------      --------
                                  	(Thousands of Dollars)

Income taxes paid	                 $  2,003      $  6,502
Interest paid                     	$  2,400      $  2,415

Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits - None

    27	Financial data schedule (EDGAR version only).

(b)	Reports on Form 8-K.  There were no reports on Form 8-K filed by the Company during the first quarter of 1997.

        12	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                    WISCONSIN GAS COMPANY



Dated:  April 29, 1997      By:    /s/ Joseph P. Wenzler
                                 ----------------------------
                                       Joseph P. Wenzler


                                    Vice President and Chief
                                        Financial Officer

                               WICOR, Inc.
                        Exhibit Index - FORM 10-Q


Exhibit No.                          Exhibit
----------         ---------------------------------------------
    27             Financial data schedule (EDGAR version only