Form 10-Q
period 1997-06-30
WISCONSIN GAS CO
filed 1997-08-01
CIK 107819

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    Form 10 - Q

   /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1997
                                         or
  / /     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from          to

                         Commission file number 1-7530

                             Wisconsin Gas Company
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                  Wisconsin                        39-0476515
      --------------------------------         --------------------
      (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)          Identification No.)

        626 East Wisconsin Avenue
           Milwaukee, Wisconsin                               53202
  ---------------------------------------                  ----------
  (Address of principal executive office)                  (Zip Code)

                                    (414)  385-7000
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

                              Yes /X/   No   / /

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at July 18, 1997
--------------------------                 ----------------------------
Common Stock, $8 Par Value                              1,125

                                    INTRODUCTION



Wisconsin Gas Company ("Wisconsin Gas" or "Company"), a natural gas distribution public utility, is a Wisconsin corporation and a wholly-owned subsidiary of WICOR, Inc. ("WICOR"), a diversified holding company.




                                       CONTENTS


                                                               PAGE
                                                              ------
PART I.   Financial Information                                  1


          Management's Discussion and Analysis of
            Interim Financial Statements                        2-3


   Financial Statements of Wisconsin Gas Company (Unaudited):

          Statements of Income for the Three and Six
            Months Ended June 30, 1997 and 1996                  4


          Balance Sheets as of June 30, 1997 and
            December 31, 1996                                   5-6


          Statements of Cash Flows for the Six
            Months Ended June 30, 1997 and 1996                  7


          Notes to Financial Statements                          8



PART II.  Other Information                                      9

Signatures                                                       10

Part I - Financial Information



                                 Financial Statements



The financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                        Management's Discussion and Analysis
                         of Interim Financial Statements of
                               Wisconsin Gas Company

Results of Operations
---------------------
The Company earned $0.3 million during the second quarter of 1997 compared with break-even results in the second quarter of 1996. Net income for the six months ended June 30, 1997, decreased by $2.3 million, or 9%, compared to the same period of last year. The following factors had a significant effect on the results of operations during the three- and six-month periods ended
June 30, 1997.

The improvement in net income for the second quarter was due primarily to lower operating and maintenance expenses, depreciation expense and interest charges. However, decreased gas margins, resulting from lower firm sales volumes and a voluntary $3.0 million annual rate reduction effective November 1, 1996 (see "Regulatory Matters" below), partially offset the benefits from the cost-management efforts. The decrease in 1997 year-to-date net income was due to a combination of weather that was 6% warmer than last year and the 1996 rate reduction, the impact of which was offset in part by decreased operating, maintenance and depreciation expense.

Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better performance indicator than revenues because the mix of volumes between sales and transportation service affects revenues but not margin. In addition, changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause with no resulting effect on margin.

                                 Three Months                  Six Months
                                Ended June 30,               Ended June 30,
                              -----------------     %      -----------------     %
(Millions of Dollars)           1997     1996    Change      1997     1996    Change
-----------------------       -------- --------  ------    -------- --------  ------
Gas Sales Revenues            $  88.3  $ 104.1    (15)     $ 307.8  $ 316.7     (3)
Cost of Gas Sold                 57.1     69.5    (18)       205.5    200.3      3
                              -------- --------            -------- --------
Gas Sales Margin                 31.2     34.6    (10)       102.3    116.4    (12)
Gas Transport Margin              5.0      3.1     61         11.7      6.5     80
                              -------- --------            -------- --------
Total Margin                  $  36.2  $  37.7     (4)     $ 114.0  $ 122.9     (7)
                              ======== ========            ======== ========

(Millions of Therms)
-------------------
Sales Volumes
  Firm                          127.4    140.8    (10)       488.8    548.3    (11)
  Interruptible                  13.8     43.8    (68)        47.9    121.0    (60)
Transportation Volume            98.2     58.3     68        221.1    122.7     80
                              -------- --------            -------- --------
Total Throughput                239.4    242.9     (1)       757.8    792.0     (4)
                              ======== ========            ======== ========
Degree Days (Normal:
  2nd Qtr.  = 950
  Six Months = 4,388)           1,215    1,203      1        4,530    4,833     (6)
                              ======== ========            ======== ========

The 10% decrease in firm sales volumes for the second quarter of 1997 was caused principally by lower average use per customer, firm customers switching to transportation and warmer weather early in the second quarter as compared to the same period of last year. Transportation volumes increased mainly because more customers purchased gas from sources other than Wisconsin Gas and transported the volumes over the Wisconsin Gas distribution system. The movement to transportation from gas sales had no impact on margin. For the six months ended June 30, 1997, the total margin decrease was primarily due to a 11% decrease in firm sales volumes. The weather was 3% colder than normal during the first six months of 1997 but 6% warmer than the same period in
1996

Operating and maintenance expenses decreased $1.5 million, or 6%, during the second quarter of 1997 compared to the second quarter of 1996. Year-to-date operating and maintenance expenses decreased $3.3 million, or 6%, compared to the same period of last year. The decrease is attributable to lower labor and benefit expenses.

Depreciation expense for the three and six months ended June 30, 1997 decreased by $0.6 million, or 7%, and $1.3 million, or 8%, respectively, as compared to the same periods in the prior year. The 1997 decrease was due to the one-time impact of new depreciation rates permitted by the Public Service Commission of Wisconsin ("PSCW")in 1996.

Interest expense decreased by $0.2 million for the 1997 second quarter due to slightly lower borrowing levels.

Year-to-date income tax expense decreased by $2.2 million, or 13%, reflecting the decrease in pre-tax income.

Financial Condition
-------------------
Cash flow from operations for the six months ended June 30, 1997, decreased by $16.7 million, or 16%, to $88.1 million compared to same period of 1996. Cash flow from operations in the first six months of 1997 was lower, compared to 1996, as a result of higher recovered gas costs in the first half of 1996 due to colder weather. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable are higher in the heating season as compared with the warmer months.

Additional short-term borrowing will be needed during the third and fourth quarters of 1997 to finance working capital primarily related to gas purchased for injection into storage and accounts receivable. The Company has existing lines of credit to satisfy this working capital need.

Cash flow from operations exceeded capital expenditures and dividend requirements for the first six months in both 1997 and 1996.

Capital expenditures through June 1997 increased by $0.6 million, or 5%, to $13.9 million. Cash flow from operations is expected to be sufficient to fund the remaining capital expenditures for 1997.

Regulatory Matters
------------------
The Company voluntarily reduced its base rates by $3.0 million on an annualized basis effective November 1, 1996. With this reduction, Wisconsin Gas's rates recover $7.5 million per year less than the maximum margin allowed by the PSCW's November 1994 rate order. The Company has the ability to raise or lower margin rates within a specified range on a quarterly basis.

On June 24, 1997, the PSCW approved, with minor modifications, the second year of the Company's two year pilot program ("Gas Advantage") which began on November 1, 1996. For the second year of the program, the number of residential and commercial customers will increase from 1,000 to 2,500 and 1,200 to 1,300, respectively. Customers who have enrolled in the pilot have the ability to choose a supplier of natural gas from various gas marketers under an open market concept. Wisconsin Gas continues to deliver the gas to participating customers at the same margin rate it charges for bundled sales services and bills the gas marketers for delivering natural gas to their customers. Customers receive their monthly bills from the marketers. The Gas Advantage program is designed to enhance competition by enabling customers to compare services and prices available from Wisconsin Gas and third party marketers.

                                        WISCONSIN GAS COMPANY
                                         Statements of Income
                                             (Unaudited)

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                   ---------------------   ---------------------
                                      1997       1996         1997       1996
                                   ---------- ----------   ---------- ----------
Operating Revenues                 $  93,280  $ 107,269    $ 319,522  $ 323,380
                                   ---------- ----------   ---------- ----------

Operating Expenses:
  Cost of gas sold                    57,145     69,513      205,516    200,276
  Operations                          20,290     22,028       44,353     47,904
  Maintenance                          2,423      2,217        4,418      4,118
  Depreciation                         7,843      8,415       15,427     16,727
  Taxes, other than income taxes       2,226      2,362        4,784      4,868
                                   ---------- ----------   ---------- ----------
                                      89,927    104,535      274,498    273,893
                                   ---------- ----------   ---------- ----------

Operating Income                       3,353      2,734       45,024     49,487
                                   ---------- ----------   ---------- ----------

Interest Expense                       2,799      3,041        6,133      6,271
Other Income and (Expenses), net          35        432          223        337
                                   ---------- ----------   ---------- ----------
Income Before Income Taxes               589        125       39,114     43,553

Income Tax Provision                     258        124       14,867     17,050

                                   ---------- ----------   ---------- ----------
Net Income                         $     331  $       1    $  24,247  $  26,503
                                   ========== ==========   ========== ==========


The accompanying notes are an integral part of these statements.

                                WISCONSIN GAS COMPANY

                                    Balance Sheets

                                                          June 30,
                                                            1997      December 31,
                                                        (Unaudited)       1996
                                                        -----------   ------------
                                                        (Thousands of Dollars)
Assets
------
Property, Plant and Equipment, at cost                  $  782,176    $   786,486
  Less - Accumulated depreciation                          406,393        409,151
                                                        -----------   ------------
                                                           375,783        377,335
                                                        -----------   ------------
Current Assets:
  Cash and cash equivalents                                  4,822          8,960
  Accounts receivable, less allowance
    for doubtful accounts of $14,423
    and $12,363, respectively                               71,419         73,540
  Accounts receivable - intercompany, net                      537             76
  Accrued utility revenues                                   3,615         54,382
  Materials and supplies, at weighted average cost           4,109          3,098
  Gas in storage, at weighted average cost                  21,940         32,684
  Deferred income taxes                                     17,879         17,879
  Prepaid taxes                                              5,790          6,411
  Other                                                      1,585          1,668
                                                        -----------   ------------
                                                           131,696        198,698
                                                        -----------   ------------
Deferred Charges and Other:
  Regulatory assets                                         99,122        101,808
  Systems development costs                                 20,238         23,052
  Prepaid pension costs                                     32,362         30,112
  Other                                                      7,016          7,372
                                                        -----------   ------------
                                                           158,738        162,344
                                                        -----------   ------------
                                                        $  666,217    $   738,377
                                                        ===========   ============

The accompanying notes are an integral part of these statements.

                                 Wisconsin Gas Company

                                     Balance Sheets
                                       (continued)

                                                  June 30,
                                                    1997     December 31,
                                                (Unaudited)      1996
                                                -----------  ------------
Capitalization and Liabilities
------------------------------
Capitalization:
  Common stock                                  $        9   $         9
  Other paid-in capital                            119,858       119,095
  Retained earnings                                101,920        88,670
  Long-term debt                                   150,555       152,453
                                                -----------  ------------
                                                   372,342       360,227
                                                -----------  ------------
Current Liabilities:
  Accounts payable                                  36,375        64,548
  Refundable gas costs                              37,139        31,545
  Short-term borrowings                                  -        65,500
  Current portion of long-term debt                  2,000         2,000
  Accrued payroll and benefits                       9,070         8,116
  Accrued taxes                                      7,833           712
  Other                                              4,370         4,334
                                                -----------  ------------
                                                    96,787       176,755
                                                -----------  ------------
Deferred Credits and Other:
  Regulatory liabilities                            58,954        61,749
  Deferred income taxes                             35,569        35,569
  Postretirement benefit obligation                 51,200        51,359
  Environmental remediation costs                   35,822        36,222
  Unamortized investment tax credit                  6,908         7,265
  Other                                              8,635         9,231
                                                -----------  ------------
                                                   197,088       201,395
                                                -----------  ------------
                                                $  666,217   $   738,377
                                                ===========  ============

The accompanying notes are an integral part of these statements.

                               WISCONSIN GAS COMPANY
                       Statements of Cash Flows (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                   ------------------------
                                                      1997          1996
                                                   ----------    ----------
Operations                                          (Thousands of Dollars)
  Net income                                       $  24,247     $  26,503
  Adjustments to reconcile net income
   to net cash flows:
    Depreciation and amortization                     19,407        20,902
    Deferred income taxes                                  -           142
    Change in:
      Receivables                                     52,888        36,812
      Gas in storage                                  10,744         3,348
      Other current assets                            (1,389)         (637)
      Accounts payable                               (28,173)       (7,618)
      Accrued taxes                                    7,742         2,524
      Refundable gas costs                             5,594        23,818
      Other current liabilities                          990         2,428
      Other non-current assets and liabilities        (3,915)       (3,418)
                                                   ----------    ----------
                                                      88,135       104,804
                                                   ----------    ----------
Investment Activities:
  Capital expenditures                               (13,936)      (13,309)
  Other, net                                             163            83
                                                   ----------    ----------
                                                     (13,773)      (13,226)
                                                   ----------    ----------
Financing Activities:
  Change in short-term borrowings                    (65,500)      (57,500)
  Reduction of long-term debt                         (2,000)       (4,000)
  Cash dividends paid to WICOR, Inc.                 (11,000)      (10,000)
                                                   ----------    ----------
                                                     (78,500)      (71,500)
                                                   ----------    ----------
Change in Cash and Cash Equivalents                   (4,138)       20,078
Cash and Cash Equivalents at Beginning of Period       8,960         7,463
                                                   ----------    ----------
Cash and Cash Equivalents at End of Period         $   4,822     $  27,541
                                                   ==========    ==========

The accompanying notes are an integral part of these statements.

Notes to Financial Statements (Unaudited):


1) At June 30, 1997, Wisconsin Gas had total unsecured lines of credit available from several banks of $135 million. As of June 30, 1997, no short-term borrowings were outstanding under these credit agreements.


2) For purposes of the Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                                     For the Six Months
                                                       Ended June 30,
                                                   ----------------------
                                                      1997        1996
                                                   ----------  ----------
                                                   (Thousands of Dollars)
Income taxes paid                                  $  10,303   $  16,267
Interest paid                                      $   5,982   $   5,990

Part II - Other Information


Item 4. Results of Votes of Security Holders
--------------------------------------------
On April 24, 1997, the following persons were elected as directors of Wisconsin Gas to serve one-year terms: George E. Wardeberg, Stuart W. Tisdale, Wendell F. Bueche, Willie D. Davis, Jere D. McGaffey, Daniel F. McKeithan, Jr., Guy A. Osborn, Thomas F. Schrader, Essie M. Whitelaw and William B. Winter. All of the issued and outstanding shares of common stock, $8 par value, of Wisconsin Gas (1,125 shares) were voted in favor of the election of the foregoing persons.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a)  Exhibits

  10.1 Form of Key Executive Employment and Severance Agreement between the Company and each of George E. Wardeberg, Thomas F. Schrader and Joseph P. Wenzler.

  27     Financial data schedule (EDGAR version only)

(b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the second quarter of 1997.

        14                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                   WISCONSIN GAS COMPANY



Dated:  July 31, 1997                      By:    /s/ Joseph P. Wenzler
                                                  ------------------------
                                                      Joseph P. Wenzler


                                                  Vice President and Chief
                                                      Financial Office

                       Wisconsin Gas Company
                      FORM 10-Q Exhibit Index

Exhibit No.            Description
-----------       -----------------------------------------------------------
  10.1            Form of Key Executive Employment and Severance Agreement
                  between the Company and each of George E. Wardeberg, Thomas
                  F. Schrader and Joseph P. Wenzler.

  27              Financial data schedule (EDGAR version only