Form 10-Q
period 1997-09-30
WISCONSIN GAS CO
filed 1997-11-04
CIK 107819

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10 - Q

 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended September 30, 1997
                                or
/ /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to

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

                            414-385-7000
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                  Outstanding at October 21, 1997
--------------------------        -------------------------------
Common Stock, $8 Par Value                    1,125

                          INTRODUCTION



Wisconsin Gas Company ("Wisconsin Gas" or "Company"), a natural gas distribution public utility, is a Wisconsin corporation and a wholly-owned subsidiary of WICOR, Inc. ("WICOR"), a diversified holding company.




                              CONTENTS


                                                            PAGE

PART I.   Financial Information                               1


          Management's Discussion and Analysis of
            Interim Financial Statements                     2-3


   Financial Statements of Wisconsin Gas Company (Unaudited):

          Statements of Income for the Three and Nine
            Months Ended September 30, 1997 and 1996          4


          Balance Sheets as of September 30, 1997 and
            December 31, 1996                                5-6


          Statements of Cash Flows for the Nine
            Months Ended September 30, 1997 and 1996          7


          Notes to Financial Statements                       8



PART II.  Other Information                                   9

Signatures                                                   10

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

                Management's Discussion and Analysis
                 of Interim Financial Statements of
                       Wisconsin Gas Company

Results of Operations
---------------------
The Company typically incurs a loss in the third quarter due to the seasonal nature of the gas distribution utility business.
The net loss for the third quarter of 1997 was $6.6 million, or 4% less than the net loss for the 1996 third quarter. Net income for the nine months ended September 30, 1997 was $17.7 million, or 11% less than the same period of last year. The following factors had a significant effect on the results of operations during the three- and nine-month periods ended September 30, 1997.

The decline in the net loss for the third quarter resulted primarily from decreased operating and maintenance expenses and lower interest charges. However, decreased gas margins, resulting from lower firm sales volumes and a voluntary $3 million annual rate reduction effective November 1, 1996 (see "Regulatory Matters" below), partially offset the benefits from the cost-management efforts. The decrease in 1997 year-to-date net income was due to a combination of weather that was 5% warmer than last year and the 1996 rate reduction, the impact of which was offset in part by lower operating expenses and interest charges.

Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better comparative performance indicator than revenues because the mix of volumes between sales and transportation service affects revenues but not margin. In addition, changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause with no resulting effect on margin. The following tables set forth margin and volume data for each of the periods set forth below.


                             Three                  Nine
                         Months Ended            Months Ended
                         September 30,           September 30,
                        --------------     %    --------------     %
(Millions of Dollars)    1997    1996   Change   1997    1996   Change
---------------------   ------  ------  ------  ------  ------  ------
Gas Sales Revenues      $ 54.1  $ 69.0   (22)   $361.9  $385.7    (6)
Cost of Gas Sold          36.2    49.2   (26)    241.7   249.5    (3)
                        ------  ------          ------  ------
Gas Sales Margin          17.9    19.8   (10)    120.2   136.2   (12)
Gas Transport Margin       4.4     2.8    57      16.1     9.3    73
                        ------  ------          ------  ------
Total Margin            $ 22.3  $ 22.6    (1)   $136.3  $145.5    (6)
                        ======  ======          ======  ======

(Millions of Therms)
--------------------
Sales Volumes
  Firm                    53.0    56.9    (7)    541.8   605.2   (10)
  Interruptible           10.7    31.8   (66)     58.6   152.8   (62)
Transportation Volume     88.1    60.4    46     309.2   183.1    69
                        ------  ------          ------  ------
Total Throughput         151.8   149.1     2     909.6   941.1    (3)
                        ======  ======          ======  ======
Degree Days (Normal:
  3rd Qtr.  = 155
  Nine Months = 4,543)     162     123    32     4,692   4,956    (5)
                        ======  ======          ======  ======

The decrease in firm sales volumes for the third quarter of 1997 was caused principally by firm customers switching from sales to transportation service. Transportation volumes increased mainly because more customers purchased gas from sources other than Wisconsin Gas and transported the volumes over the Wisconsin Gas distribution system. Historically, the movement to transportation from gas sales had no impact on margin. Effective November 1, 1997, a slightly lower margin rate is in effect for transportation-only customers. The impact on total Company margin is expected to be immaterial. For the nine months ended September 30, 1997, the total margin decrease was largely the result of warmer weather and a $3.0 million rate reduction in November 1996. The weather was 3% colder than normal during the first nine months of 1997 and 5% warmer than the same period in 1996.

Operating and maintenance expenses decreased by $1.2 million, or 6%, during the third quarter of 1997 compared to the third quarter of 1996. Year-to-date operating and maintenance expenses decreased $3.9 million, or 5%, compared to the same period of last year. The decrease for the quarter and year-to-date periods was due mainly to lower labor and benefit expenses, which included a reduction in post-retirement benefit expenses reflecting improved health care cost experience. These decreases were partially offset by an increase in amounts paid for outside services.

Depreciation expense for the nine months ended September 30, 1997, decreased by $1.2 million, or 5%, compared with the same period of last year. The decrease was due to the one-time impact of new depreciation rates permitted by the Public Service
Commission of Wisconsin ("PSCW") in 1996.

Interest expense decreased by $0.1 million, or 4%, and $0.3 million, or 3%, for the three- and nine-months ended September
30, 1997, compared with the similar periods of 1996, due primarily to slightly lower borrowing levels.

Income tax expense was $2.1 million lower for the first nine months of 1997, compared with the same period last year, reflecting the decrease in pre-tax income.

Financial Condition
-------------------
Cash flow from operations for the nine months ended September 30, 1997, increased by $8.1 million, or 13%, from the comparable period in 1996. The decrease was the result of higher recovered gas costs in the first half of 1996 due to colder weather. Pipeline refunds, which will be refunded to customers during the fourth quarter of 1997, partially offset the decrease in cash flow from operations. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable are higher in the heating season than in the warmer months.

The Company anticipates additional short-term borrowing during the fourth quarter of 1997 to finance working capital needs primarily related to gas storage and the financing of accounts receivable during the heating season. The Company has existing lines of credit to satisfy this working capital need.

Cash flow from operations exceeded capital expenditures and dividend requirements for the first nine months in both 1997 and 1996.

Capital expenditures for the nine months ended September 30, 1997, remained relatively flat compared to the same period in 1996.

Regulatory Matters
------------------
The Company voluntarily reduced its rates by $3.0 million on an annualized basis effective November 1, 1996. With this reduction, Wisconsin Gas's rates recover $7.5 million per year less than the maximum margin allowed by the PSCW's November 1994 rate order. The Company announced a further $1.5 million rate reduction on an annualized basis effective November 1, 1997. The Company has the ability to raise or lower margin rates within a specified range on a quarterly basis.

On November 4, 1997, the PSCW granted the Company's request for a one-year extension of the Performance-based Alternative
Ratemaking Mechanism through October 31, 1999.

                                       WISCONSIN GAS COMPANY
                                Statements of Operation (Unaudited)

                                       Three Months Ended          Nine Months Ended
                                         September 30,               September 30,
                                   --------------------------  --------------------------
                                       1997         1996           1997         1996
                                   ------------ -------------  ------------ -------------
                                                   (Thousands of Dollars)
Operating Revenues                 $    58,537  $    71,790    $   378,059  $   394,990
                                   ------------ -------------  ------------ -------------

Operating Expenses:
  Cost of gas sold                      36,205       49,198        241,721      249,474
  Operations                            17,530       18,671         61,883       65,953
  Maintenance                            2,341        2,439          6,759        6,557
  Depreciation                           7,989        7,887         23,416       24,614
  Taxes, other than income taxes         2,307        2,176          7,091        7,044
                                   ------------ ------------   ------------ ------------
                                        66,372       80,371        340,870      353,642
                                   ------------ ------------   ------------ ------------

Operating (Loss) Income                 (7,835)      (8,581)        37,189       41,348
                                   ------------ ------------   ------------ ------------

Interest Expense                         2,967        3,085          9,100        9,356
Other Income and (Expenses), net           247          520            470          857
                                   ------------ ------------   ------------ ------------
(Loss) Income Before Income Taxes      (10,555)     (11,146)        28,559       32,849

Income Tax (Benefit) Provision          (3,979)      (4,269)        10,888       12,958

                                   ------------ ------------   ------------ ------------
Net (Loss) Income                  $    (6,576) $    (6,877)   $    17,671  $    19,891
                                   ============ ============   ============ ============

The accompanying notes are an integral part of these statements.

                       WISCONSIN GAS COMPANY

                          Balance Sheets

                                                           September 30,
                                                               1997      December 31,
                                                           (Unaudited)       1996
                                                           -----------   ------------
                                                           (Thousands of Dollars)
Assets
------
Property, Plant and Equipment, at cost                     $  791,427    $   786,486
  Less - Accumulated depreciation                             413,531        409,151
                                                           -----------   ------------
                                                              377,896        377,335
                                                           -----------   ------------
Current Assets:
  Cash and cash equivalents                                     4,097          8,960
  Accounts receivable, less allowance
    for doubtful accounts of $11,165
    and $12,363, respectively                                  44,598         73,540
  Accounts receivable - intercompany, net                         754             76
  Accrued utility revenues                                      5,252         54,382
  Materials and supplies, at weighted average cost              3,764          3,098
  Gas in storage, at weighted average cost                     49,386         32,684
  Deferred income taxes                                        17,879         17,879
  Prepaid taxes                                                 4,988          6,411
  Other                                                         1,307          1,668
                                                           -----------   ------------
                                                              132,025        198,698
                                                           -----------   ------------
Deferred Charges and Other:
  Regulatory assets                                            98,290        101,808
  Systems development costs                                    18,831         23,052
  Prepaid pension costs                                        33,937         30,112
  Other                                                         7,363          7,372
                                                           -----------   ------------
                                                              158,421        162,344
                                                           -----------   ------------
                                                           $  668,342    $   738,377
                                                           ===========   ============

The accompanying notes are an integral part of these statements.

                       WISCONSIN GAS COMPANY

                         Balance Sheets
                           (continued)

                                                September 30,
                                                    1997     December 31,
                                                (Unaudited)      1996
                                                -----------  ------------
Capitalization and Liabilities
------------------------------
Capitalization:
  Common stock                                  $        9   $         9
  Other paid-in capital                            119,858       119,095
  Retained earnings                                 89,845        88,670
  Long-term debt                                   150,606       152,453
                                                -----------  ------------
                                                   360,318       360,227
                                                -----------  ------------
Current Liabilities:
  Accounts payable                                  39,157        64,548
  Refundable gas costs                              19,195        31,545
  Short-term borrowings                             31,525        65,500
  Current portion of long-term debt                  2,000         2,000
  Accrued payroll and benefits                      10,685         8,116
  Accrued taxes                                      3,280           712
  Other                                              6,866         4,334
                                                -----------  ------------
                                                   112,708       176,755
                                                -----------  ------------
Deferred Credits and Other:
  Regulatory liabilities                            58,598        61,749
  Deferred income taxes                             35,569        35,569
  Postretirement benefit obligation                 49,507        51,359
  Environmental remediation costs                   35,578        36,222
  Unamortized investment tax credit                  7,019         7,265
  Other                                              9,045         9,231
                                                -----------  ------------
                                                   195,316       201,395
                                                -----------  ------------
                                                $  668,342   $   738,377
                                                ===========  ============

The accompanying notes are an integral part of these statements.
                 WISCONSIN GAS COMPANY
          Statements of Cash Flows (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                   ----------------------
                                                      1997         1996
                                                   ---------    ---------
                                                   (Thousands of Dollars)
Operations:
  Net income                                       $ 17,671     $ 19,891
  Adj. to reconcile net income to net cash flows:
    Depreciation and amortization                    29,413       30,837
    Deferred income taxes                                 -         (247)
    Change in:
      Receivables                                    78,072       69,895
      Gas in storage                                (16,702)     (24,133)
      Other current assets                             (983)     (10,076)
      Accounts payable                              (25,391)     (16,562)
      Accrued taxes                                   3,991        1,186
      Refundable gas costs                          (12,350)      (6,555)
      Accrued payroll and benefits                    2,569        4,013
      Other current liabilities                       2,532        1,057
      Other non-current assets and liabilities       (7,222)      (5,781)
                                                   ---------    ---------
                                                     71,600       63,525
                                                   ---------    ---------
Investment Activities:
  Capital expenditures                              (24,228)     (24,659)
  Other, net                                            240          159
                                                   ---------    ---------
                                                    (23,988)     (24,500)
                                                   ---------    ---------
Financing Activities:
  Change in short-term borrowings                   (33,975)     (26,500)
  Reduction of long-term debt                        (2,000)      (4,000)
  Cash dividends paid to WICOR, Inc.                (16,500)     (15,000)
                                                   ---------    ---------
                                                    (52,475)     (45,500)
                                                   ---------    ---------
Change in Cash and Cash Equivalents                  (4,863)      (6,475)
Cash and Cash Equivalents at Beginning of Period      8,960        7,463
                                                   ---------    ---------
Cash and Cash Equivalents at End of Period         $  4,097     $    988
                                                   =========    =========

The accompanying notes are an integral part of these statements.

Notes to Financial Statements (Unaudited):


1) At September 30, 1997, Wisconsin Gas had total unsecured lines of credit available from several banks of $120.0 million. As of September 30, 1997, commercial paper totaling $31.5 million was outstanding under these credit agreements with a weighted average interest rate of 5.6%.


2) For purposes of the Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                              For the Nine Months
                              Ended September 30,
                          ---------------------------
                             1997             1996
                          ----------       ----------
                             (Thousands of Dollars)

Income taxes paid         $  11,235        $  23,718
Interest paid             $   7,710        $   7,725

3) Certain prior year financial statement amounts have been restated to conform to their current year presentation.

Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

    4.1 Revolving Credit Agreement dated as of August 6, 1997, among Wisconsin Gas Company and Citibank, N.A., as agent, Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall & Illsley Bank.

    27   Financial data schedule (EDGAR version only)

(b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the third quarter of 1997.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        WISCONSIN GAS COMPANY



Dated:  October 31, 1997         By:    /s/ Joseph P. Wenzler
                                        ------------------------
                                            Joseph P. Wenzler


                                        Vice President and Chief
                                          Financial Officer

                             Wisconsin Gas Company
                          FORM 10-Q    EXHIBIT INDEX

   4.1 Revolving Credit Agreement dated as of August 6, 1997, among Wisconsin Gas Company and Citibank, N.A., as agent, Firstar Bank Milwaukee, N.A., Harris Trust and
          Savings Bank and M&I Marshall & Illsley Bank.

    27    Financial data schedule (EDGAR version only)