Form 10-K405
period 1997-12-31
WISCONSIN GAS CO
filed 1998-03-20
CIK 107819

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549
                                      FORM 10-K
    /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
    / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from           to

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

	Number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1998:

Common Stock, $8 par value               1,125 shares

           Documents Incorporated by Reference.
WICOR, Inc. proxy statement dated March 13, 1998 (Part III)

               Reduced Disclosure Format
The registrant meets the conditions set forth in General Instructions
(J)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format.

                                     TABLE OF CONTENTS
                                                                PAGE
PART I.

Forward-Looking Statements                                        1

Item  1.  Business                                                1
  a)  General                                                     1
  b)  Gas Supply, Pipeline Capacity and Storage                   2

    1)  General                                                   2
    2)  Pipeline Capacity and Storage                             3
    3)  Term Gas Supply                                           3
    4)  Spot Market Gas Supply                                    3
    5)  Potential New Pipeline Capacity                           4
  c)  Wisconsin Regulatory Matters                                4
    1)  Rate Matters                                              4
    2)  Gas Cost Recovery Mechanism                               4
    3)  Transition Cost Recovery Policy                           4
    4)  Changing Regulatory Environment                           5
  d)  Employees                                                   5

Item  2.  Properties                                              5

Item  3.  Legal Proceedings                                       5

Item  4.  Submission of Matters to a Vote of Security Holders     6

PART II.                                                          6

Item  5.  Market for Registrant's Common Equity and
            Related Stockholder Matters                           6

Item  6.  Selected Financial Data                                 6

Item  7.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition                    6

Item 7A.  Quantitative and Qualitative Disclosures About
            Market Risk                                           6

Item  8.  Financial Statements and Supplementary Data             7

Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                   7

Part III.                                                         7

Item 10.  Directors and Executive Officers of the Registrant      7

Item 11.  Executive Compensation                                  7

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management                        7

Item 13.  Certain Relationships and Related Transactions          7

Part IV.                                                          7

Item 14.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                               7

  a)  Documents Filed as Part of the Report                       7
    1.  All Financial Statements and Report of
          Independent Public Accountants                          7
    2.  Financial Statement Schedules                             7
    3.  Exhibits                                                  8
  b)  Reports on Form 8-K                                         9

PART I

Forward-Looking Statements

Certain matters discussed in this annual report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statements will include such words as the Company "believes," "anticipates" or "expects," or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include general economic conditions; trends in the weather; business conditions in the energy industry; the impact of and changes in government regulations; changes in environmental remediation costs; and other risk factors identified from time to time by the Company in reports filed with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Item  1.  BUSINESS

  a)  General

	Wisconsin Gas Company (the "Company" or "Wisconsin Gas") is a Wisconsin corporation and a wholly-owned subsidiary of WICOR, Inc. ("WICOR") and maintains its principal executive offices in Milwaukee, Wisconsin. The Company is the largest natural gas distribution public utility in Wisconsin. At December 31, 1997, Wisconsin Gas distributed gas to approximately 521,000 residential, commercial and industrial customers in 521 communities throughout Wisconsin. Wisconsin Gas' service area has an estimated population of nearly 2,000,000 based on the State of Wisconsin's estimates for 1997. The Company is subject to the jurisdiction of the Public Service Commission of Wisconsin ("PSCW") as to various phases of its operations, including rates, service and issuance of securities.

	Wisconsin Gas' business is highly seasonal, particularly as to residential and commercial sales for space heating purposes, with a substantial portion of its sales occurring in the winter heating season. The following table sets forth the volumes of natural gas delivered by Wisconsin Gas to its customers. The volumes shown as transported represent customer-owned gas that was delivered by Wisconsin Gas to such customers. The sales volumes represent quantities sold and delivered to customers by the Company.

Customer Class                              Year Ended
                          ------------------------------------------------
                             December 31, 1997         December 31, 1997
                          --------------------      ----------------------
                          Thousands                 Thousands
Sales                     of Therms*    Percent     of Therms*     Percent
---------------------     ---------     -------     ----------     -------
Residential                 484,330       37.5        529,910        39.1
Commercial                  219,220       17.0        242,570        17.9
Large Volume Commercial
  and Industrial Firm        87,240        6.8        110,780         8.2
Commercial and
  Industrial
  Interruptible              72,770        5.5        196,240        14.5
                          ---------     -------     ----------     ------
Total Sales                 863,560       66.8      1,079,500        79.7
Transportation
--------------
  Transported               428,830       33.2        275,780        20.3
                          ---------     -------     ----------     ------
Total Gas Throughput      1,292,390      100.0      1,355,280       100.0
                          =========     =======     ===========    ======

*One therm equals 100,000 BTU's

	Federal and state regulators continue to implement policies to bring more competition to the gas industry. The PSCW has instituted a proceeding to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry. While the gas utility distribution function is expected to remain a heavily regulated, monopoly function, the sales of the natural gas commodity and related services, which were formerly utility monopoly functions, are expected to become increasingly subject to competition from third parties. Given this regulatory policy and the fact that Wisconsin Gas' earnings are substantially the same whether it sells and distributes the gas or only distributes it, Wisconsin Gas is pursuing a long-term strategy to no longer sell gas. WICOR Energy Services Company, an affiliate of Wisconsin Gas, sells gas on a for-profit basis and will seek to replace Wisconsin Gas for a significant number of Wisconsin Gas' customers as well as those of other utilities. Wisconsin Gas must obtain PSCW approval to implement its strategy. To date, the PSCW has stated that it will permit utilities to discontinue the sale of gas on a market segment by market segment basis, when it determines that there is workable competition in the particular segment. The PSCW has a number of work groups addressing gas utility restructuring issues. Work groups recommendations to the PSCW are due over the next two years. The Company is unable to determine what impact this proceeding may have on its operations or financial position.

	With PSCW approval, Wisconsin Gas has implemented a small-customer gas-supplier choice pilot program that is designed to test (1) market acceptance of third-party gas sellers, (2) third-party seller interest in selling gas in different market segments, and (3) Wisconsin Gas' capabilities to administer a distribution-only business. The pilot program began on November 1, 1996, and has 2,114 small commercial and residential participants. Wisconsin Gas expects to continue the pilot program, with certain modifications.

	Wisconsin Gas also has taken steps to enable its large firm commercial and industrial customers to transfer from sales and distribution to distribution-only service. As a consequence of state regulatory policies and Wisconsin Gas' actions, the volume of gas sold by third parties and distributed by Wisconsin Gas now constitutes approximately one-third of total gas distributed by the Company. In 1997, Wisconsin Gas added over 8,000 new customers and has added more than 50,000 new customers over the past five years.

  b)  Gas Supply, Pipeline Capacity and Storage

    1)  General

	Prior to the Federal Energy Regulatory Commission's
("FERC") Order No. 636, which was implemented on November 1, 1993, the interstate pipelines serving Wisconsin Gas were the primary sellers of natural gas to Wisconsin Gas. Order No. 636 required the pipelines to discontinue the sale of gas on a delivered basis. During the transition period prior to the issuance of Order No. 636, Wisconsin Gas gradually assumed responsibility for the acquisition of supply in the production areas of North America, as well as the management of transportation and storage capacities to deliver that supply to its market area. On November 1, 1993, Wisconsin Gas commenced full operation and responsibility for its supply and capacity under the requirements of Order No. 636.

	One of the provisions of Order No. 636 is capacity release. Capacity release creates a secondary market for pipeline long-line and storage capacity and for gas supplies. Local distribution companies, such as Wisconsin Gas, must contract for capacity and supply sufficient to meet the firm peak day demand of their customers. Peak or near peak days generally occur only a few times each year, so capacity release facilitates higher utilization of capacity and supply during those times when the capacity and supply are not needed by the utility. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase that excess capacity and supply. The proceeds from these transactions are passed-through to the ratepayers, thereby helping to offset the costs associated with maintaining peak levels of capacity and gas supply. During 1997, Wisconsin Gas continued its active participation in the capacity release market.

	Operating under Order No. 636, Wisconsin Gas has been able to meet its contractual obligations with both its suppliers and its customers despite periods of severe cold and unseasonably warm weather.

    2)  Pipeline Capacity and Storage

	Interstate pipelines serving Wisconsin originate in three major gas producing areas of North America: the Oklahoma and Texas basins, the Gulf of Mexico and western Canada. Wisconsin Gas has contracted for long-term firm capacity on a relatively equal basis from each of these areas. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of the Company's supply portfolio and that Canada represents an important long-term source of reliable, competitively-priced gas.

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

                                        Maximum
                                      (Thousands
                 Pipeline              of Therms*)
                 -------------        ------------
                 ANR
                   Mainline               2,821
                   Storage                4,826
                 NNG
                   Mainline               1,048
                   Storage                  228
                 Viking
                   Mainline                  77
                   Peaking Facilities        76
                                      ------------
                  Total                   9,076

*One therm equals 100,000 BTU's.

    3)  Term Gas Supply

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

                                                      Maximum
                                                     (Thousands
                                                     of Therms*)
                                                     -----------
               Domestic flowing gas                     1,937
               Canadian flowing gas                     1,628
               Storage withdrawals                      5,054
               Peaker withdrawals                          76
                                                     -----------
                     Total                              8,695

*One therm equal 100,000 BTU's.

    4)  Spot Market Gas Supply

	Wisconsin Gas expects to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. The Company has purchased spot market gas since 1985 and has supply relationships with a number of sellers from whom it purchases spot gas.

    5)  Potential New Pipeline Capacity

	Viking Voyageur Gas Transmission LLC has filed an application with the FERC to construct a 775-mile, 42-inch, high-pressure natural gas pipeline from the United States - Canada border at Emerson, Manitoba, Canada, to the Chicago area near Joliet, Illinois ("Viking Voyageur"). The pipeline would run generally east from the Minneapolis area to Marshfield, Wisconsin and then generally south to Chicago. The pipeline would have a capacity of 1.4 billion cubic feet of gas per day. The pipeline is proposed to be in service by November 1, 1999.

	Wisconsin Gas is in the process of negotiating contracts for the purchase of Canadian gas which the sellers would deliver to various points in Wisconsin along the Viking Voyageur route. Wisconsin Gas would file applications with the PSCW to construct one or more lateral lines to connect the utility's distribution system on the Viking Voyageur.

	The Viking Voyageur pipeline would provide benefits to Wisconsin Gas and its customers in two major ways. First, it would provide ongoing competition with ANR and NNG, which is likely to cause overall gas bills to decline. Second, it would provide additional capacity which will be necessary to meet future demand for gas and to ensure gas service remains reliable.

	Management cannot predict if or when Viking Voyageur will be approved and constructed, nor if and when Wisconsin Gas will receive approval for or construct laterals to connect to Viking Voyageur.

  d)  Wisconsin Regulatory Matters

    1)  Rate Matters

	Wisconsin Gas is subject to the jurisdiction of the PSCW as to various phases of its operations, including rates, customer service and issuance of securities.

	Wisconsin Gas' rates were made subject to a three-year total margin rate cap (through October 1997) based on the rates in effect in November 1994. The PSCW order also specified margin rate floors for each rate class. Wisconsin Gas has the ability to raise or lower margin rates within the specified range on a quarterly basis. The rates at December 31, 1997, were $9.0 million below the cap because of annualized rate reductions of $9.0 million beginning in 1995. On October 10, 1997, the PSCW approved a one-year extension, to November 1, 1999, of the margin cap mechanism.

    2)  Gas Cost Recovery

	Wisconsin Gas' rates traditionally contained clauses providing for periodic adjustment, with PSCW approval, to reflect changes in purchased gas costs including the recovery of transition costs passed through by pipeline suppliers. See "Wisconsin Regulatory Matters - Transition Cost Recovery Policy."

	The PSCW approved an incentive gas cost recovery mechanism for Wisconsin Gas effective November 1, 1997. Under the mechanism, monthly targeted gas supply costs, including upstream capacity costs, are set. At the end of each 12-months, Wisconsin Gas' actual gas supply costs are compared with the aggregate annual targeted costs. If Wisconsin Gas' actual costs are written 1-1/2% (either above or below) the target costs, Wisconsin Gas recovers its actual costs. If Wisconsin Gas' actual costs are between 1-1/2% and 4% below the target, Wisconsin Gas and its customers share the benefits equally. Similarly, if actual gas costs are between 1-1/2% and 4% above the target, Wisconsin Gas and its customers share the additional costs equally. If actual costs are outside the 4% band either side of the target, the benefits and additional costs, as the case may be, accrue to or are borne by customers.

    3)  Transition Cost Recovery Policy

	Under Order No. 636, interstate pipelines are permitted to recover certain costs incurred in the transition from the bundled sales service to the unbundled Order No. 636 regime. ANR and NNG have filed to recover transition costs and may file in the future to recover additional transition costs. Wisconsin Gas will bear a portion of such additional costs approved by the FERC. The PSCW has permitted Wisconsin Gas to recover transition costs from customers through its rates.

	In the judgment of management, the incurrence of these transition costs will have no material effect on Wisconsin Gas' operations or financial condition under current PSCW policy. See Note 8a to Notes to Consolidated Financial Statements contained in Exhibit 13, consisting of portions of the Company's 1997 Annual Report to Shareholders, which note is hereby incorporated herein by reference.

    4)  Changing Regulatory Environment

	The PSCW has instituted a proceeding to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry. To date, the PSCW has made a policy decision to deregulate gas prices for customer segments with workably competitive market choices. The PSCW has identified numerous issues which must be resolved before its policy can be implemented. The PSCW has a number of work groups addressing these issues. Work group recommendations to the PSCW are due over the next two years. The Company is unable to determine what impact this proceeding may have on Wisconsin Gas' operations or financial position.

  e)  Employees

	The Company had 964 full-time equivalent active employees at December 31, 1997

Item  2.  PROPERTIES

	Wisconsin Gas owns a distribution system which, on December 31, 1997, included approximately 8,700 miles of distribution and transmission mains, 435,700 services and 523,700 active meters. The Company's distribution system consists almost entirely of plastic and coated steel pipe. The Company owns its main office building in Milwaukee, office buildings in certain other communities in which it serves, gas regulating and metering stations, peaking facilities and its major service centers, including garage and warehouse facilities. The Milwaukee and other office buildings, the principal service facilities and the gas distribution systems of Wisconsin Gas are owned by it in fee subject to the lien of its Indenture of Mortgage and Deed of Trust, dated as of November 1, 1950, under which its first mortgage bonds are issued, and to permissible encumbrances as therein defined.

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

	Wisconsin Gas has identified two previously owned sites on which it operated manufactured gas plants that are of environmental concern. Such plants ceased operations prior to the mid-1950's. The Company completed a comprehensive review of its potential environmental liabilities stemming from these two former manufactured gas plant sites. Significant technological developments, lower unit costs and the recognition of the "brown fields" concept by regulatory agencies have all resulted in a reduction in 1997 in the estimate of the probable liability for cleanup to $12 million. This cleanup estimate considered a number of factors, including the estimated extent and volume of contaminated soil and/or groundwater and is based on current undiscounted costs. In addition, management believes it is possible, but not likely, that approximately $5 million in additional remediation costs may be incurred. Expenditures over the next three years are expected to total approximately $8 million.

The cleanup estimate discussed above includes the costs of feasibility studies, data collection, soil and groundwater remediation activities and ongoing monitoring activities through 2017. Environmental remediation work for one of the sites was commenced in the first quarter of 1998 and will continue through 1999. It is reasonably possible that, due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities and changes in remediation technology, the ultimate cost of remediation could change in the future. The Company periodically reviews its accrued liabilities for such remediation costs as evidence becomes available indicating that its remediation liability has changed.

Due to anticipated regulatory treatment, changes in the recorded cleanup liability for manufactured gas plant sites do not immediately impact net income. Under the current ratemaking treatment approved by the PSCW, the costs expended in the environmental remediation of these sites, net of any insurance proceeds, are deferred and recovered from gas customers.

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
                        STOCKHOLDER MATTERS

	WICOR owns all the issued and outstanding common stock of the Company. The Wisconsin Business Corporation Law, the Company's Indenture of Mortgage and Deed of Trust and the indentures supplemental thereto, and the agreements under which debt is outstanding each contain certain restrictions on the payment of dividends on common stock. By order of the PSCW, Wisconsin Gas is generally permitted to pay dividends up to the amount projected in its rate case ($16 million). The Company may pay dividends in excess of $16 million so long as the payment will not cause its common equity ratio to fall below 48.43%. If payment of projected dividends would cause its common equity ratio to fall below 43% of total capitalization (including short-term debt), or if payment of additional dividends would cause its common equity ratio to fall below 48.43%, Wisconsin Gas must obtain PSCW approval to pay such dividends. Wisconsin Gas has projected the payment of $23.5 million of dividends during the 12 months ending October 31, 1998. See Note 7 of Notes to Financial Statements contained in Exhibit 13, consistency of portions of the WICOR 1997 Annual Report to Shareholders, which note is incorporated herein by reference. For the year ended December 31, 1997, the Company's average common equity level was 53.3%.

	The Company paid cash dividends of $22,000,000 and $20,000,000 on common stock to WICOR in 1997 and 1996, respectively.

Item  6.  SELECTED FINANCIAL DATA

	Omitted pursuant to General Instruction J(2)(a).

Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION

	Reference is made to the section entitled "Management's
Discussion and Analysis" set forth in the WICOR 1997 Annual Report to Shareholders. Such section is included in Exhibit 13, which, insofar as it pertains to the Company, is hereby incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Not applicable.

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

  a) The following documents are filed as part of this Annual Report on Form 10-K:

    1.  All Financial Statements and Report of Independent Public
Accountants.

      Statement of Income.

      Balance Sheet.

      Statement of Cash Flows.

      Statement of Common Equity.

      Statement of Capitalization.

      Notes to Financial Statements.

    2.  Financial Statement Schedules.

        Not required.

    3.  Exhibits

3.1 Wisconsin Gas Company Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for 1988).

3.2 Amendment to Wisconsin Gas Company By-laws, effective February 28, 1995 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for 1994).

3.3 Wisconsin Gas Company By-laws, as amended (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for 1994).

4.1 Indenture of Mortgage and Deed of Trust, dated as of November 1, 1950, between Milwaukee Gas Light Company and Mellon National Bank and Trust Company and D. A. Hazlett, Trustees (incorporated by reference to
Exhibit 7-E to the Company's Registration Statement No. 2-8631).

4.2 Bond Purchase Agreement, dated December 31, 1981, between Wisconsin Gas Company and Teachers Insurance and Annuity Association of America relating to the issuance and sale of $30,000,000 principal amount of First Mortgage Bonds, Adjustable Rate Series due 2002 (incorporated by reference to Exhibit 4-6 to the Company's Form S-3 Registration Statement No. 33-43729).

4.3 Indenture, dated as of September 1, 1990, between Wisconsin Gas Company and First Wisconsin Trust Company, Trustee (incorporated by reference to Exhibit 4.11 to the Company's Form S-3 Registration Statement No. 33-36639).

4.4 Officers' Certificate, dated as of November 19, 1991, setting forth the terms of Wisconsin Gas Company's 7-1/2% Notes due 1998 (incorporated by reference to Exhibit 4.1 to Wisconsin Gas Company's Form 8-K Current Report dated November 19, 1991).

4.5 Officers' Certificate, dated as of September 15, 1993, setting forth the terms of the Company's 6.60% debentures due 2013 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K Current Report for September, 1993).

4.6 Officers' Certificate, dated as of November 7, 1995, setting forth the terms of the Company's 6-3/8% Notes due 2005 (incorporated by reference to the Company's Form 8-K Current Report dated November 7,
1995).

4.7 Revolving Credit Agreement, dated as of August 6, 1997, among Wisconsin Gas Company and Citibank, N.A., as Agent, Firstar Bank
Milwaukee, N. A., Harris Trust & Savings Bank and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated as of October 31, 1997).

4.8 WICOR, Inc. Master Savings Trust Agreement, dated as of October 1, 1996, between WICOR, Inc. and Marshall & Ilsley Trust Company
(incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated as of October 30, 1996).

4.9 Loan Agreement, dated as of March 29, 1996, by and among ABN AMRO Bank N.V., Wisconsin Gas Company Employee's Savings Plans Trust and WICOR, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated as of April 26, 1996).

4.10 First Amendment, dated as of November 27, 1996, to Loan Agreement, dated as of March 29, 1996, by and among WICOR, Inc. Master Savings Trust (formerly the Wisconsin Gas Company Employees' Savings Plans Trust), WICOR, Inc. and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit
4.16 to the Company's Annual Report on Form 10-K for 1996).

10.1 Service Agreement, dated as of June 1, 1994, among WICOR, Inc., Wisconsin Gas Company, WEXCO of Delaware, Inc., Sta-Rite Industries, Inc. and SHURflo Pump Manufacturing Co. (incorporated by reference to Exhibit
10.1 to the Company's Annual Report on Form 10-K for 1995).

10.2# WICOR, Inc. 1992 Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to WICOR, Inc.'s Form S-8 Registration No. 33-67132).

10.3# Form of nonstatutory stock agreement used in conjunction with the WICOR, Inc. 1992 Director Stock Option Plan (incorporated by reference to
Exhibit 4.2 to WICOR, Inc.'s Form S-8 Registration Statement No. 37-
67132).

10.4# WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference to Exhibit 4.1 to the WICOR, Inc. Form S-8 Registration
Statement No. 33-55755).

10.5# Form of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference to Exhibit 4.2 to the WICOR, Inc. Form S-8 Registration Statement No. 33-55755).

10.6# Form of restricted stock agreement used in connection with the WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference to
Exhibit 4.3 to the WICOR, Inc. Form S-8 Registration Statement No. 33-
55755).

10.7# Form of Key Executive Employment and Severance Agreement between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated June 30, 1997).

10.8# Wisconsin Gas Company Principal Officers' Supplemental Retirement Income Program (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for 1993).

10.9#  Wisconsin Gas Company 1998 Officers' Incentive Compensation Plan.

10.10# Wisconsin Gas Company Group Travel Accident Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for
1992).

10.11# Form of Deferred Compensation Agreement between Wisconsin Gas Company and certain of its officers (incorporated by reference to Exhibit
10.25 to the Company's Annual Report on Form 10-K for 1991).

10.12# WICOR, Inc. 1987 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement No. 33-67134).

10.13# Form of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1987 Stock Option Plan (incorporated by reference to
Exhibit 10.20 to the Company's Annual Report on Form 10-K for 1991).

13  "Financial Review" portions of WICOR, Inc. 1997 Annual Report to
Shareholders.

27  Financial Data Schedule. (EDGAR version only)

  b)  Reports on Form 8-K.

            No reports on Form 8-K were filed during the fourth quarter of 1997.

                             SIGNATURES



	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                  WISCONSIN GAS COMPANY



Date:  March 18, 1998     By              /s/  JOSEPH P. WENZLER
                                             -----------------------
                                               Joseph P. Wenzler
                                               Vice President and
                                             Chief Financial Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the registrant and in the capacities and in the dates indicated.



    Signature                     Title                         Date

BRONSON J. HAASE
Bronson J. Haase          President and Chief Executive
                          Officer
                          (Principal Executive Officer)      March 18, 1998

JOSEPH P. WENZLER
Joseph P. Wenzler          Vice President and Chief          March 18, 1998
                           Financial Officer
                           (Principal Financial and
                           Principal Accounting Officer)

WENDELL F. BUECHE
Wendell F. Bueche          Director                          March 18, 1998

WILLIE D. DAVIS
Willie D. Davis            Director                          March 18, 1998

JERE D. MCGAFFEY
Jere D. McGaffey           Director                          March 18, 1998

DANIEL F. MCKEITHAN, JR.
Daniel F. McKeithan, Jr.   Director                          March 18, 1998

GUY A. OSBORN
Guy A. Osborn              Director                          March 18, 1998

THOMAS F. SCHRADER
Thomas F. Schrader         Director                          March 18, 1998

STUART W. TISDALE
Stuart W. Tisdale          Director                          March 18, 1998

GEORGE E. WARDEBERG
George E. Wardeberg        Director                          March 18, 1998

ESSIE M. WHITELAW
Essie M. Whitelaw          Director                          March 18, 1998

WILLIAM B. WINTER
William B. Winter          Director                          March 18, 1998

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wisconsin Gas Company:

We have audited the accompanying balance sheet and statements of capitalization of WISCONSIN GAS COMPANY (a Wisconsin corporation and a wholly owned subsidiary of WICOR, Inc.) as of December 31, 1997 and 1996, and the related statements of income, common equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Gas Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.






Milwaukee, Wisconsin,              ARTHUR ANDERSEN LLP
March 13, 1998.

                              WISCONSIN GAS COMPANY
                               Statements of Income

                                               Year Ended December 31,
                                          ----------------------------------
                                             1997        1996        1995
                                          ----------  ----------  ----------
                                                (Thousands of Dollars)
Operating Revenues                        $ 536,720   $ 573,255   $ 519,179
                                          ----------  ----------  ----------
Operating Expenses:
  Cost of gas sold                          342,749     365,398     318,728
  Operations                                 84,647      91,436      95,042
  Maintenance                                 8,535       8,767       6,932
  Depreciation                               31,714      32,848      28,950
   Taxes, other than income taxes             9,600       9,230       9,331
                                          ----------  ----------  ----------
                                            477,245     507,679     458,983
                                          ----------  ----------  ----------

Operating Income                             59,475      65,576      60,196
                                          ----------  ----------  ----------

Interest expense                             12,698      12,934      14,312
Other income and expenses                      (366)       (662)        176
                                          ----------  ----------  ----------
Income Before Income Taxes                   47,143      53,304      45,708

Income Taxes                                 17,808      20,580      17,311
                                          ----------  ----------  ----------
Net Income                                $  29,335   $  32,724   $  28,397
                                          ==========  ==========  ==========

The accompanying notes are an integral part of these statements.

                              WISCONSIN GAS COMPANY
                                  Balance Sheet

                                                    As of December 31,
                                                  ----------------------
                                                     1997        1996
                                                  ----------  ----------
                                                  (Thousands of Dollars)
Assets
------
 Property, Plant and Equipment, at cost           $ 801,069   $ 786,486
  Less - Accumulated depreciation                   421,098     409,151
                                                  ----------  ----------
                                                    379,971     377,335
                                                  ----------  ----------
Current Assets:
  Cash and cash equivalents                           7,854       8,960
   Accounts receivable, less allowance for
     doubtful accounts of $12,363
     and $7,955, respectively                        72,238      73,540
   Accounts receivable, intercompany, net               233         238
  Accrued revenues                                   39,986      54,382
   Gas in storage, at weighted average cost          40,657      32,684
  Deferred income taxes                              17,667      17,879
  Prepaid taxes                                       6,162       6,411
   Materials and supplies, weighted average cost      3,192       3,098
  Other                                               1,984       1,668
                                                  ----------  ----------
                                                    189,973     198,860
                                                  ----------  ----------
Deferred Charges and Other:
  Regulatory assets                                  53,910      82,259
  Systems development costs                          17,424      23,052
  Prepaid pension costs                              35,212      30,112
  Other                                               7,398       7,372
                                                  ----------  ----------
                                                    113,944     142,795
                                                  ----------  ----------
                                                  $ 683,888   $ 718,990
                                                  ==========  ==========


The accompanying notes are an integral part of these statements.

                              WISCONSIN GAS COMPANY
                                  Balance Sheet

                                                 As of December 31,
                                               ----------------------
                                                  1997        1996
                                               ----------  ----------
                                               (Thousands of Dollars)
Capitalization and Liabilities
------------------------------
Capitalization  (See accompanying statement):
  Long-term debt                               $ 110,657   $ 152,453
  Preferred stock                                      -           -
  Common equity                                  215,249     206,568
                                               ----------  ----------
                                                 325,906     359,021
                                               ----------  ----------
Current Liabilities:
  Accounts payable                                43,491      64,548
  Short-term borrowings                           78,671      65,500
  Current portion of long-term debt               42,000       2,000
  Refundable gas costs                            24,776      31,545
  Accrued payroll and benefits                     8,066       8,116
  Accrued taxes                                    5,537         874
  Other                                            3,829       4,334
                                               ----------  ----------
                                                 206,370     176,917
                                               ----------  ----------
Deferred Credits and Other:
  Regulatory liabilities                          36,533      43,406
  Postretirement benefit obligation               48,942      51,359
  Deferred income taxes                           37,689      35,569
  Environmental remediation costs                 12,084      36,222
  Unamortized investment tax credit                6,808       7,265
  Other                                            9,556       9,231
                                               ----------  ----------
                                                 151,612     183,052
                                               ----------  ----------
Commitments and Contingencies (Note 7)
                                               ----------  ----------
                                               $ 683,888   $ 718,990
                                               ==========  ==========



The accompanying notes are an integral part of these statements.

                              WISCONSIN GAS COMPANY
                             Statements of Cash Flow

                                                   Year Ended December 31,
                                             ----------------------------------
          (Thousands of Dollars)                1997        1996        1995
                                             ----------  ----------  ----------
Operations:
  Net income                                 $  29,335   $  32,724   $  28,397
  Adjustments to reconcile net income to
   cash provided by operating activities:
    Depreciation and amortization               39,820      41,111      36,646
    Deferred income taxes                        2,332      (2,183)     (6,946)
    Change in:
     Receivables                                15,698     (15,680)    (29,253)
     Gas in storage                             (7,973)     (8,756)     14,121
     Other current assets                         (410)     (4,711)        688
     Accounts payable                          (21,057)     23,469      (3,566)
     Accrued taxes                               5,266      (1,327)      8,546
     Refundable gas costs                       (6,769)     (2,802)     16,289
     Other current liabilities                    (899)       (950)      1,134
     Other noncurrent assets and liabilities   (11,228)     (7,350)     (1,100)
                                             ----------  ----------  ----------
                                                44,115      53,545      64,956
                                             ----------  ----------  ----------
Investment Activities:
  Capital expenditures                         (35,017)    (36,586)    (42,726)
   Other,net                                       293         285         365
                                             ----------  ----------  ----------
                                               (34,724)    (36,301)    (42,361)
                                             ----------  ----------  ----------
Financing Activities:
  Change in short-term borrowings               13,171       8,000     (27,500)
  Issuance of long-term debt                         -           -      65,000
  Reduction of long-term debt                   (2,000)     (4,000)    (54,000)
   Cash dividends paid to WICOR, Inc.          (22,000)    (20,000)    (16,000)
  Other                                            332         253          89
                                             ----------  ----------  ----------
                                               (10,497)    (15,747)    (32,411)
                                             ----------  ----------  ----------

Change in Cash and Cash Equivalents             (1,106)      1,497      (9,816)
Cash and Cash Equivalents at beginning
  of year                                        8,960       7,463      17,279
                                             ----------  ----------  ----------
Cash and Cash Equivalents at end of year     $   7,854   $   8,960   $   7,463
                                             ==========  ==========  ==========

The accompanying notes are an integral part of these statements.

                               WISCONSIN GAS COMPANY
                            Statements of Common Equity

                                                                            Accumulated
                                                                               Other
                                                      Other                   Compre-
                                           Common    Paid-In     Retained     hensive
                                 Total      Stock    Capital     Earnings      Income
                               ----------  -------  ----------  ----------  ------------
Balance at December 31, 1994   $ 181,688   $    9   $ 118,753   $  64,233   $    (1,307)
  Net income                      28,397        -           -      28,397             -
  Other comprehensive income
    Minimum pension
      liability adjustment           408        -           -           -           408
                               ----------  -------  ----------  ----------  ------------
Comprehensive income              28,805        -           -      28,397           408
                               ----------  -------  ----------  ----------  ------------
Cash dividends paid
  to WICOR, Inc.                 (16,000)       -           -     (16,000)            -
Other                                 89        -          89           -             -
                               ----------  -------  ----------  ----------  ------------
Balance at December 31, 1995     194,582        9     118,842      76,630          (899)
  Net income                      32,724        -           -      32,724             -
  Other comprehensive income
    Minimum pension
      liability adjustment          (307)       -           -           -          (307)
                               ----------  -------  ----------  ----------  ------------
Comprehensive income              32,417        -           -      32,724         (307)
                               ----------  -------  ----------  ----------  ------------
Cash dividends paid
  to WICOR, Inc.                 (20,000)       -           -     (20,000)           -
Other                               (431)       -         253        (684)           -
                               ----------  -------  ----------  ----------  -----------

Balance at December 31, 1996     206,568        9     119,095      88,670       (1,206)
  Net income                      29,335        -           -      29,335            -
  Other comprehensive income
    Minimum pension
      liability adjustment          (236)       -           -           -         (236)
                               ----------  --------  ---------  ----------  -----------
Comprehensive income              29,099        -           -      29,335         (236)
                               ----------  -------  ----------  ----------  -----------
Cash dividends paid
  to WICOR, Inc.                 (22,000)       -           -     (22,000)           -
Other                              1,582        -       1,582           -            -
                               ----------  -------  ----------  ----------  -----------

Balance at December 31, 1997   $ 215,249   $    9   $ 120,677   $  96,005   $   (1,442)
                               ==========  =======  ==========  ==========  ===========

The accompanying notes are an integral part of these statements.

                              WISCONSIN GAS COMPANY
                           Statements of Capitalization

                                                  As of December 31,
                                                ----------------------
                                                   1997        1996
                                                ----------  ----------
                                                (Thousands of dollars)
Long-Term Debt
  First mortgage bonds
     Adjustable Rate Series, 9.3% and 7.4%,
       respectively, due 1999                   $   2,000   $   4,000
  7-1/2% Notes due 1998                                 -      40,000
  6.6% Notes due 2013                              45,000      45,000
  6-3/8% Notes due 2005                            65,000      65,000
  Unamortized debt discount and expense            (1,343)     (1,547)
                                                ----------  ----------
                                                  110,657     152,453
                                                ----------  ----------
Preferred Stock
   Without par value, cumulative; authorized
     1,500,000 shares, none outstanding                 -           -
                                                ----------  ----------

Common Equity
   Common Stock, $8 par value, authorized
     5,000,000 shares, 1,125 shares outstanding         9           9
  Other paid-in capital                           120,677     119,095
  Retained earnings                                96,005      88,670
  Accumulated other comprehensive income           (1,442)     (1,206)
                                                ----------  ----------
                                                  215,249     206,568
                                                ----------  ----------
                                                $ 325,906   $ 359,021
                                                ==========  ==========

The accompanying notes are an integral part of these statements.

                         Wisconsin Gas Company
                     Notes to Financial Statements

1.  ACCOUNTING POLICIES

  a.  Business

Wisconsin Gas Company (Wisconsin Gas), the oldest and largest natural gas distribution utility in Wisconsin, is a public utility engaged in the distribution of natural gas throughout Wisconsin. Most of its revenues, however, are derived from gas delivered in southeastern Wisconsin. Wisconsin Gas is subject to regulation by the Public Service Commission of Wisconsin (PSCW) and gives recognition to ratemaking policies substantially in accordance with the Federal Energy Regulatory Commission (FERC) System of Accounts. At December 31, 1997, Wisconsin Gas served approximately 521,000 customers in 521 communities.

  b.  Gas Distribution Revenues and Purchased Gas Costs

Utility billings are rendered on a cycle basis. Revenues include estimated amounts accrued for service provided but not yet billed. Wisconsin Gas's rate schedules contain purchased gas adjustment
(PGA) provisions which permit the recovery of actual purchased gas costs incurred. The difference between actual gas costs incurred and costs recovered through rates, adjusted for inventory activity, is deferred as a current asset or liability. The deferred balance is returned to or recovered from customers at intervals throughout the year and any residual balance at the annual October 31 reconciliation date is subsequently refunded to or recovered from customers.
The PSCW is currently permitting Wisconsin Gas to recover pipeline supplier take-or-pay settlement costs, allocating a portion of the direct-billed costs to each customer class, including transportation customers.
In October 1997, the PSCW approved Wisconsin Gas's proposed Gas
Cost Incentive Mechanism (GCIM) which became effective November 1, 1997. The GCIM establishes a reference for the cost of gas, including pipeline capacity and storage costs. The reference price is based on a current month index of prices from the supply basins where the gas is purchased. If the actual costs deviate from the reference by more than 1-1/2% but less than 4%, the Company and its customers share equally in the amount within the band. If actual costs deviate from the reference cost by more than plus or minus 4%, Wisconsin Gas customers bear all the costs above 4% and receive all the benefits of the costs below 4%.

  c.  Plant and Depreciation

Gas distribution property, plant and equipment is stated at original cost, including overhead allocations. Upon ordinary retirement of plant assets, original cost plus cost of removal, net of salvage, is charged to accumulated depreciation, and no gain or loss is recognized. The depreciation of Wisconsin Gas' assets is computed using straight-line rates over estimated useful lives and considers salvage value. These rates have been consistently used for ratemaking purposes. The composite rates are 4.3%, 4.5% and 4.2% for 1997, 1996 and 1995, respectively.
The Company also owns equipment that it leases to customers and is included in property, plant and equipment. This equipment is depreciated on a straight line basis over its estimated useful life.

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

The amounts recorded as regulatory assets and regulatory liabilities in the balance sheet at December 31, 1997 and 1996 are as follows:

(Thousands of Dollars)                       1997        1996
                                          ----------  ----------
Regulatory assets:
  Postretirement benefit costs (Note 8)   $  39,498   $  42,275
  Deferred environmental costs                   76      23,025
  Deferred uncollectible expenses            11,056      10,152
  Income tax-related amounts
    due from customers (Note 3)               2,648       3,003
  Other                                         632       5,010
                                          ----------  ----------
                                          $  53,910   $  83,465
                                          ==========  ==========
Regulatory liabilities:
  Income tax-related amounts
    due to customers (Note 3)             $  19,725   $  21,369
  Unrecognized pension income (Note 8)       13,780      16,631
  Other                                       3,028       5,406
                                          ----------  ----------
                                          $  36,533   $  43,406
                                          ==========  ==========

	In the fourth quarter of 1997, Wisconsin Gas completed a comprehensive review of its environmental clean-up liability which ultimately resulted in a reduction of the liability to $12 million as of December 31, 1997. The regulatory asset previously recorded was also adjusted to reflect the results of this review. (See Note 7 for a more detailed description of this matter.)

Wisconsin Gas is precluded from discontinuing service to residential customers within its service area during the heating season. Any differences between doubtful account provisions based on actual experience and provisions allowed for ratemaking purposes by the PSCW are deferred for later recovery in rates as a cost of service. The most recent PSCW rate order provides for a $13.9 million allowable annual provision for doubtful accounts, including amortization of prior deferred amounts. In the fourth quarter of 1996, the PSCW staff approved a one-time charge of $3.0 million relating to uncollectible accounts receivable expense. See Notes 7 and 8 for discussion of additional deferred charges.

  e.  Income Taxes

Wisconsin Gas is a wholly-owned subsidiary of WICOR, Inc. (WICOR) and has elected to be included in WICOR's consolidated Federal income tax return. WICOR allocates Federal current tax expense or credits to Wisconsin Gas based on its respective separate tax computation. Investment tax credits were recorded as a deferred credit on the balance sheet and are being amortized to income over the applicable service lives of the related properties in accordance with regulatory treatment.

  f.  Cash Flows

Wisconsin Gas considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Due to the short maturity of these instruments, market value approximates cost.
For purposes of the Consolidated Statements of Cash Flows, income taxes paid (net of refunds) and interest paid were as follows for each of the years ended December 31:

(Thousands of Dollars)         1997        1996        1995
-----------------------     ----------  ----------  ----------
Income taxes paid           $  11,814   $  29,048   $  19,928
Interest paid               $  11,886   $  11,763   $  13,636

  g.  Derivative Financial Instruments

Wisconsin Gas has a limited involvement with derivative financial instruments and does not use them for trading or speculative purposes. Wisconsin Gas purchased derivatives in 1997 and 1996 to hedge a portion of gas costs incurred for resale. The cost of options and any gains or losses realized do not affect income since they are accounted for under the PGA clause.

  h.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  i.  Non-Regulated Activities

	Revenues and expenses associated with Wisconsin Gas's nonregulated equipment leasing and other activities are recorded net in other income and expense.

  j.  Reclassifications

Certain prior year financial statement amounts have been reclassified to conform to their current year presentation.

2.  NEW ACCOUNTING STANDARDS

During 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standard No. 130 (SFAS No. 130), "Reporting Comprehensive Income," which became effective in fiscal year 1997. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Wisconsin Gas has reported comprehensive income in the Statements of Common Equity. American Institute of Certified Public Accountants Statement of
Position No. 96-1, "Environmental Remediation Liabilities," establishes specific criteria for the recognition and measurement of environmental remediation liabilities. The adoption of the statement in 1997 did not have a significant effect on Wisconsin Gas's financial condition or results of operation.

3.  INCOME TAXES

The current and deferred components of income tax expense for each of the years ended December 31 are as follows:

(Thousands of Dollars)           1997        1996        1995
------------------------      ----------  ----------  ----------
Current
  Federal                     $  13,198   $  19,202   $  23,645
  State                           3,216       4,724       5,851
                              ----------  ----------  ----------
Total Current                    16,414      23,926      29,496
                              ----------  ----------  ----------
Deferred
  Federal                           707      (3,040)    (10,101)
  State                             687        (306)     (2,084)
                              ----------  ----------  ----------
Total Deferred                    1,394      (3,346)    (12,185)
                              ----------  ----------  ----------
Total Provision               $  17,808   $  20,580   $  17,311
                              ==========  ==========  ==========

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory Federal income tax rate to pre-tax income as a result of the following differences:

(Thousands of Dollars)

Year ended December 31,            1997             1996             1995
------------------------      ---------------	 --------------- 	---------------
Statutory U.S. tax rates      $16,500   35.0%  $18,656   35.0%  $15,998   35.0%
State income taxes, net         2,629    5.6     2,948    5.5     2,542    5.6
Investment credit restored       (451)  (1.0)     (453)  (0.9)     (457)  (1.0)
Excess deferred
   tax amortization              (630)  (1.3)     (556)  (1.0)     (507)  (1.1)
Other, net                       (240)  (0.5)      (15)     -      (265)  (0.6)
                              --------------- 	--------------- 	---------------
Effective Tax Rates           $17,808 	 37.8%  $20,580   38.6%  $17,311   37.9%
                              =============== 	=============== 	===============


The components of deferred income tax assets and liabilities at December 31, 1997 and 1996 are as follows:

(Thousands of Dollars)                           1997        1996
--------------------------                    ----------  ----------
Current Deferred Income Tax Assets
Recoverable gas costs                       $   9,712  $   12,658
Inventory                                       4,036       2,080
Deferred compensation                           1,907       2,011
Other                                           2,012       1,130
                                            ----------  ----------
                                            $  17,667   $  17,879
                                            ==========  ==========
Long-term Deferred Income Tax Liabilities
Property related                            $  38,945   $  37,692
Systems development costs                       6,993       9,252
Pension benefits                                8,649       5,458
Investment tax credit                          (4,503)     (4,806)
Environmental                                  (4,819)     (5,297)
Postretirement benefits                        (3,791)     (3,646)
Deferred compensation                          (2,921)     (2,590)
Other                                            (864)       (494)
                                            ----------  ----------
                                            $  37,689   $  35,569
                                            ==========  ==========

4.  SHORT-TERM BORROWINGS

During the third quarter of 1997, Wisconsin Gas renegotiated its existing revolving credit agreement. Restrictive covenants under the new five-year $30 million credit agreement which expires in August, 2002, include leverage and interest coverage ratios.
As of December 31, 1997 and 1996, Wisconsin Gas had total unsecured lines of credit available from banks of $120.0 million and $145.0 million, respectively. The credit lines may be used for, among other purposes, the support of commercial paper issued by Wisconsin Gas. At December 31, 1997, $78.7 million of commercial paper was outstanding at a weighted average interest rate of 5.8%. At December 31, 1996, $65.5 million of commercial paper was outstanding at a weighted average interest rate of 5.7%.
These borrowing arrangements may require the maintenance of average compensating balances which are generally satisfied by balances maintained for normal business operations and may be withdrawn at any time.

5.  LONG-TERM DEBT

In November 1995, Wisconsin Gas issued $65 million of 6 3/8% Notes due in 2005. A portion of the proceeds were used to redeem $50 million of 9 1/8% Notes due in 1997. The notes issued by Wisconsin Gas are unsecured. In addition to the unsecured notes, Wisconsin Gas has previously issued first mortgage bonds. Substantially all gas distribution property acquired prior to January 1, 1993, is subject to a first mortgage lien relating to the first mortgage bonds. At December 31, 1997, Wisconsin Gas had outstanding $2 million in first mortgage bonds. Wisconsin Gas has no plans to issue any additional first mortgage bonds. Maturities and sinking fund requirements during the succeeding five years on all long-term debt total $42.0 million and $2.0 million in 1998 and 1999, respectively and zero in 2000, 2001 and 2002.

6.  RESTRICTIONS

A November 1993 rate order issued by the PSCW sets a 13-month average equity range of 43% to 50% for Wisconsin Gas and also requires it to request PSCW approval prior to the payment of dividends on its common stock to WICOR if the payment would reduce its common equity (net assets) below 43% of total capitalization (including short-term debt). Under this requirement, $41.8 million of Wisconsin Gas's net assets at December 31, 1997, plus future earnings, were available for such dividends without PSCW approval. In addition, the PSCW must also approve any dividends in excess of $16 million for any 12-month period beginning November 1 if such dividends would reduce Wisconsin Gas's 13-month average equity below 48.43% of its total capitalization. Wisconsin Gas paid $5.5 million in dividends in November 1997 and expects to pay $23.5 million in dividends for the 12 months ending October, 1998. At December 31, 1997, Wisconsin Gas's equity was 53.3% of its total capitalization.

7.  COMMITMENTS AND CONTINGENCIES

  a.  Gas Supply

Wisconsin Gas has agreements for firm pipeline and storage capacity that expire at various dates through 2008. The aggregate amount of required payments under such agreements total approximately $640 million, with annual required payments of $110 million in 1998 and 1999, $106 million in 2000, $101 million in 2001 and $97 million in 2002. Wisconsin Gas's total payments for firm pipeline and storage capacity prior to recovery from sales of excess capacity were $126.6 million in 1997, $129.6 million in 1996 and $128.1 million in 1995. The purchased gas adjustment provisions of Wisconsin Gas's rate schedules permit the recovery of gas costs from its customers subject to the GCIM sharing mechanism. FERC Order No. 636 permits pipeline suppliers to pass through to Wisconsin Gas any prudently incurred transition costs, such as unrecovered gas costs, gas supply realignment costs and stranded investment costs. Wisconsin Gas estimates its portion of such costs from all of its pipeline suppliers would approximate $4.2 million at December 31, 1997 based upon prior filings with FERC by the pipeline suppliers. The pipeline suppliers will continue to file quarterly with the FERC for recovery of actual costs incurred.
The FERC has allowed ANR Pipeline Company (ANR) to recover capacity and "above market" supply costs associated with quantities purchased from Dakota Gasification Company ("Dakota") under a long-term contract expiring in the year 2009. Consistent with guidelines set forth in Order No. 636, ANR has allocated 90% of Dakota costs to firm transportation service. Based on its contracted quantities with ANR, Wisconsin Gas is currently paying approximately $100,000 per month of Dakota costs.
Transition costs billed to Wisconsin Gas are being recovered from customers under the purchased gas provisions within its rate schedules.

  b.  Capital Expenditures

Certain commitments have been made in connection with 1998 capital expenditures. Wisconsin Gas capital expenditures for 1998 are estimated at $45 million.

  c.  Environmental Matters

On February 21, 1997, Wisconsin Gas was named as a co-defendant in an environmental cleanup lawsuit. The suit involves contamination of a Milwaukee area industrial site by wood chips characteristic of those used in the manufactured gas process. Wisconsin Gas believes it is not the source of the contaminated wood chips and is vigorously defending the suit. Although Wisconsin Gas is unable to predict the outcome of the litigation, management believes that amounts recovered from its insurance carriers or through rate recovery will be sufficient to cover any such liability.

Wisconsin Gas has identified two previously owned sites on which it operated manufactured gas plants. Such plants ceased operations prior to the mid-1950's. Wisconsin Gas completed a comprehensive review of its potential environmental liabilities stemming from these two former manufactured gas plant sites. Significant technological developments, lower unit costs and the recognition of the "brown fields" concept by regulatory agencies resulted in a reduction in 1997 in the estimate of the probable liability for cleanup to $12 million. This cleanup estimate considered a number of factors, including the estimated extent and volume of contaminated soil and/or groundwater and is based on current undiscounted costs. In addition, management believes it is possible, but not likely, that approximately $5 million in additional remediation costs may be incurred. Expenditures over the next three years are expected to total approximately $8 million. These new estimates have been reflected in Wisconsin Gas's Balance Sheet as of December 31, 1997. The cleanup estimate discussed above includes the costs of feasibility studies, data collection, soil and groundwater remediation activities and ongoing monitoring activities through 2017. Environmental remediation work for one of the sites commenced in the first quarter of 1998 and will continue through 1999. It is reasonably possible that, due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities and changes in remediation technology, the ultimate cost of remediation could change in the future. Wisconsin Gas periodically reviews its accrued liabilities for such remediation costs as evidence becomes available indicating that its remediation liability has changed.
Due to anticipated regulatory treatment, changes in the recorded liability do not immediately impact net income. Under the current ratemaking treatment approved by the PSCW, the costs expended in the environmental remediation of these sites, net of any insurance proceeds, would be deferred and recovered from gas customers.

  d.  Other

The Company is party to various legal proceedings arising in the ordinary course of business which are not expected to have a material effect on Wisconsin Gas's financial position or results of operation.

8.  BENEFIT PLANS

  a.  Pension Plans

Wisconsin Gas has non-contributory pension plans which cover substantially all its employees. Employer contributions and funding policies are consistent with funding requirements of Federal law and regulations. Commencing November 1, 1992, Wisconsin Gas pension costs or credits included in the utility cost of service have been calculated in accordance with SFAS No. 87 and are recoverable from customers. Prior to this date, pension costs were recoverable in rates as funded. The cumulative difference between the amounts funded and the amounts based on SFAS No. 87 through November 1, 1992, is recorded as a regulatory liability and is being amortized as a reduction of pension expense over an eight-year period effective November 1, 1994.

Subsequent to the 1997 measurement date, WICOR's Board of Directors approved certain amendments to the plan for non-represented employees of Wisconsin Gas, effective January 1, 1998. Such amendments change the manner in which benefits accrue and the time at which benefits become payable under the non-represented plan. Based on the requirements of SFAS No. 87, Wisconsin Gas will measure plan assets and liabilities at the January 1, 1998 amendment effective date. Wisconsin Gas expects this interim 1998 measurement will result in an approximate $14 million decrease to the accumulated benefit obligation compared to obligations measured prior to the plan amendment. Based on this interim measurement, Wisconsin Gas expects that 1998 pension income will increase compared to the 1997 reported amount.

The following table sets forth the funded status of pension plans at December 31, 1997 and 1996.

                                         Assets Exceed        Accumulated Benefits
                                      Accumulated Benefits        Exceed Assets
                                     ----------------------  ----------------------
(Thousands of Dollars)                  1997        1996        1997        1996
-------------------------------      ----------  ----------  ----------  ----------
Accumulated benefit obligation
  Vested benefits                    $ (71,527)  $ (65,835)  $  (4,139)  $  (3,317)
  Nonvested benefits                   (16,997)    (15,379)       (339)     (1,400)
                                     ----------  ----------  ----------  ----------
                                       (88,524)    (81,214)     (4,478)     (4,717)
Effect of projected future
  compensation levels                  (34,385)    (30,793)       (627)       (581)
                                     ----------  ----------  ----------  ----------
Projected benefit obligation          (122,909)   (112,007)     (5,105)     (5,298)
Plan assets at fair value              209,160     176,991           -           -
                                     ----------  ----------  ----------  ----------
Plan assets greater (less) than
  projected benefit obligation          86,251      64,984      (5,105)     (5,298)
Unrecognized net (asset)
  liability at September 30,
  1985 being recognized over
  approximately 16 years                (9,907)    (11,380)        286         498
Unrecognized prior service costs         3,018       3,358         128         137
Unrecognized net (gain) loss           (44,150)    (26,850)      1,655       1,132
Additional minimum liability recorded        -           -      (1,442)     (1,206)
                                     ----------  ----------  ----------  ----------
Accrued pension asset (liability)    $  35,212   $  30,112   $  (4,478)  $  (4,737)
                                     ==========  ==========  ==========  ==========

	The weighted average discount rate assumptions used in determining the actuarial present value of the projected benefit obligation were 7.25%, 7.75% and 7.5% for 1997, 1996 and 1995, respectively. The expected long-term rate of return on assets was 9.0% for 1997 and 1996 and 8.5% for 1995. The expected long-term rate of compensation growth was 4.5% for 1997 and 1996 and 5.0% for 1995.

	Net pension costs for each of the years ended December 31, include the following (income) expense items:

(Thousands of Dollars)              1997        1996        1995
---------------------------      ----------  ----------  ----------
Service costs                    $   3,139   $   3,732   $   3,529
Interest costs on projected
  benefit obligations                9,046       9,269       9,305
Actual (gain) on plan assets       (40,067)    (21,576)    (21,057)
Net amortization and deferral       23,450       6,114       7,232
Amortization of
  regulatory liability              (2,851)     (2,851)     (2,851)
                                 ----------  ----------  ----------
Net pension income               $  (7,283)  $  (5,312)  $  (3,842)
                                 ==========  ==========  ==========

  b.  Postretirement Health Care and Life Insurance

In addition to providing pension benefits, Wisconsin Gas provides certain health care and life insurance benefits for retired employees when they reach normal retirement age while working for Wisconsin Gas. Wisconsin Gas funds the accrual annually based on the maximum tax deductible amount.
Commencing January 1, 1992, Wisconsin Gas postretirement benefit costs have been calculated in accordance with SFAS No. 106 and are recoverable from customers. The cumulative difference between the amounts funded and the amounts based on SFAS No. 106 through January 1, 1992, is recorded as a regulatory asset and is being amortized over a twenty-year period effective January 1, 1992.
Subsequent to the 1997 measurement date, WICOR's Board of Directors approved certain amendments to the plan for non-represented employees of Wisconsin Gas, effective January 1, 1998. Such amendments change the manner in which benefits accrue and the time at which benefits become payable under the non-represented plan and impose a limitation on the dollar amount of the employer's share of the cost of covered benefits incurred by a plan participant. Wisconsin Gas expects this interim 1998 measurement will result in an approximate $15 million decrease to the accumulated benefit obligation compared to obligations measured prior to the plan amendment. Based on this interim measurement, the Company expects that the 1998 postretirement benefit cost will decrease compared to the 1997 reported amount.

Net postretirement health care and life insurance costs for each of the years ended December 31 consisted of the following components:

(Thousands of Dollars)               1997        1996        1995
----------------------            ----------  ----------  ----------
Service cost                      $   1,920   $   2,507   $   1,847
Interest cost on projected
  benefit obligation                  5,388       5,836       5,336
Actual (gain) on plan assets        (11,356)     (4,695)     (6,185)
Amortization of regulatory asset      2,778       2,778       2,778
Net amortization and deferral         5,579         460       2,477
                                  ----------  ----------  ----------
Net postretirement benefit cost   $   4,309   $   6,886   $   6,253
                                  ==========  ==========  ==========

The following table sets forth the plans' funded status, reconciled with amounts recognized in Wisconsin Gas's Balance Sheet at December 31, 1997 and 1996, respectively.

(Thousands of Dollars)                    1997        1996
-----------------------------------    ----------  ----------
Retirees                               $ (40,981)  $ (36,748)
Active employees                         (45,005)    (43,179)
                                       ----------  ----------
Accumulated benefit obligation           (85,986)    (79,927)
Plan assets at fair value                 58,907      46,562
                                       ----------  ----------
Accumulated benefit obligation
  in excess of plan assets               (27,079)    (33,365)
Unrecognized prior service costs         (13,475)    (14,432)
Unrecognized actuarial (loss)             (8,388)     (3,562)
                                       ----------  ----------
Postretirement benefit obligation      $ (48,942)  $ (51,359)
                                       ==========  ==========

The postretirement benefit cost components for 1997 were calculated assuming health care cost trend rates beginning at 11% in 1997 and decreasing to 5% in 17 years. The health care cost trend rate has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accrued postretirement benefit as of December 31, 1997, by $12.3 million and the aggregate of the service and interest cost components of postretirement expense by $1.3 million.
The assumed discount rate used in determining the actuarial present value of the accrued postretirement benefit obligation was 7.25%, 7.75% and 7.5% in 1997, 1996 and 1995, respectively. Plan assets are primarily invested in equities and fixed income securities.

  c.  Retirement Savings Plans

Wisconsin Gas maintains various employee savings plans, which provide employees a mechanism to contribute amounts up to 16% of their compensation for the year. Wisconsin Gas matching contributions may be made for up to 5% of eligible compensation including 1% for the Employee Stock Ownership Plan (ESOP). See Note 9.d. Total contributions were valued at $1.2 million in 1997, 1996 and 1995.

  d.  Employee Stock Ownership Plan

In November 1991, WICOR established an ESOP covering non-union employees of Wisconsin Gas. The ESOP funds employee benefits of up to 1% of compensation with WICOR common stock distributed through the ESOP. The ESOP used the proceeds from a $10 million, 3-year adjustable rate loan (6.2% interest rate at December 31, 1997), guaranteed by WICOR, to purchase 431,266 shares of WICOR common stock. The ESOP has extended the adjustable rate loan, with similar terms, until May 31, 2002. Because WICOR has guaranteed the loan, the unpaid balance ($3.6 million) is shown as long-term debt with a like amount of unearned compensation being recorded as a reduction of common equity on WICOR's balance sheet.
The ESOP trustee is repaying the $10 million loan with dividends on shares of WICOR common stock held by the ESOP and with Wisconsin Gas contributions to the ESOP.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and short-term borrowings approximates fair value due to the short-term maturities of these instruments.
The fair value of Wisconsin Gas's long-term debt is estimated based on the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for Wisconsin Gas's bond rating and the present value of future cash flows.
Because Wisconsin Gas operates in a regulated environment, the Company would probably not be affected by realization of gains or losses on extinguishment of its outstanding fixed-rate debt. Realized gains would be refunded to and losses would be recovered from Wisconsin Gas customers through gas rates.
The estimated fair value of Wisconsin Gas's long-term debt at December 31 is as follows:

                                       1997                 1996
                                ------------------   ------------------
                                Carrying   Fair      Carrying   Fair
                                 Amount    Value      Amount    Value
                                --------  --------   --------  --------
Cash and cash equivalents       $  7,854  $  7,854   $  8,960  $  8,960
Accounts receivable             $ 72,238  $ 72,238   $ 73,540  $ 73,540
Short-term debt                 $ 78,671  $ 78,671   $ 65,500  $ 65,500
Long-term debt                  $110,657  $111,999   $152,453  $152,154

10.	QUARTERLY FINANCIAL DATA (Unaudited)

Because seasonal factors significantly affect Wisconsin Gas operations, the following data is not comparable between quarters:

(Thousands of dollars)      First      Second      Third      Fourth
-----------------------   ---------  ----------  ---------  ----------
1997
Operating Revenues        $226,242   $  93,280   $ 58,537   $ 158,661
Operating Income (Loss)   $ 41,671   $   3,353   $ (7,835)  $  22,286
Net Income (Loss)         $ 23,916   $     331   $ (6,576)  $  11,664

1996
Operating Revenues        $216,111   $ 107,269   $ 71,610   $ 178,265
Operating Income (Loss)   $ 46,753   $   2,734   $ (8,139)  $  24,228
Net Income (Loss)         $ 26,502   $       1   $ (6,612)  $  12,833

                        INDEX TO Exhibits

3.1 Wisconsin Gas Company Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for 1988).

3.2 Amendment to Wisconsin Gas Company By-laws, effective February 28, 1995 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for 1994).

3.3 Wisconsin Gas Company By-laws, as amended (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for 1994).

4.1 Indenture of Mortgage and Deed of Trust, dated as of November 1, 1950, between Milwaukee Gas Light Company and Mellon National Bank and Trust Company and D. A. Hazlett, Trustees (incorporated by reference to Exhibit 7-E to the Company's Registration Statement No. 2-8631).

4.2 Bond Purchase Agreement, dated December 31, 1981, between Wisconsin Gas Company and Teachers Insurance and Annuity Association of America relating to the issuance and sale of $30,000,000 principal amount of First Mortgage Bonds, Adjustable Rate Series due 2002 (incorporated by reference to Exhibit 4-6 to the Company's Form S-3 Registration Statement No. 33-43729).

4.3 Indenture, dated as of September 1, 1990, between Wisconsin Gas Company and First Wisconsin Trust Company, Trustee (incorporated by reference to Exhibit 4.11 to the Company's Form S-3 Registration
Statement No. 33-36639).

4.4 Officers' Certificate, dated as of November 19, 1991, setting forth the terms of Wisconsin Gas Company's 7-1/2% Notes due 1998
(incorporated by reference to Exhibit 4.1 to Wisconsin Gas Company's Form 8-K Current Report dated November 19, 1991).

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

4.7 Revolving Credit Agreement, dated as of August 6, 1997, among Wisconsin Gas Company and Citibank, N.A., as Agent, Firstar Bank Milwaukee, N. A., Harris Trust & Savings Bank and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated as of October 31,
1997).

4.8 WICOR, Inc. Master Savings Trust Agreement, dated as of October 1, 1996, between WICOR, Inc. and Marshall & Ilsley Trust Company
(incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated as of October 30, 1996).

4.9 Loan Agreement, dated as of March 29, 1996, by and among ABN AMRO Bank N.V., Wisconsin Gas Company Employee's Savings Plans Trust and WICOR, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated as of April 26, 1996).

4.10 First Amendment, dated as of November 27, 1996, to Loan Agreement, dated as of March 29, 1996, by and among WICOR, Inc. Master Savings Trust (formerly the Wisconsin Gas Company Employees' Savings Plans Trust), WICOR, Inc. and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K for 1996).

10.1 Service Agreement, dated as of June 1, 1994, among WICOR, Inc., Wisconsin Gas Company, WEXCO of Delaware, Inc., Sta-Rite Industries, Inc. and SHURflo Pump Manufacturing Co. (incorporated by reference to
Exhibit 10.1 to the Company's Annual Report on Form 10-K for 1995).

10.2# WICOR, Inc. 1992 Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to WICOR, Inc.'s Form S-8 Registration No. 33-67132).

10.3# Form of nonstatutory stock agreement used in conjunction with the WICOR, Inc. 1992 Director Stock Option Plan (incorporated by reference to Exhibit 4.2 to WICOR, Inc.'s Form S-8 Registration
Statement No. 37-67132).

10.4# WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference to Exhibit 4.1 to the WICOR, Inc. Form S-8 Registration
Statement No. 33-55755).

10.5# Form of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference to Exhibit 4.2 to the WICOR, Inc. Form S-8 Registration
Statement No. 33-55755).

10.6# Form of restricted stock agreement used in connection with the WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference to Exhibit 4.3 to the WICOR, Inc. Form S-8 Registration
Statement No. 33-55755).

10.7# Form of Key Executive Employment and Severance Agreement between the Company and certain of its executive officers
(incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated June 30, 1997).

10.8#  Wisconsin Gas Company Principal Officers' Supplemental
Retirement Income Program (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for 1993).

10.9#  Wisconsin Gas Company 1998 Officers' Incentive Compensation
Plan.

10.10#  Wisconsin Gas Company Group Travel Accident Plan
(incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for 1992).

10.11# Form of Deferred Compensation Agreement between Wisconsin Gas Company and certain of its officers (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for 1991).

10.12# WICOR, Inc. 1987 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement No. 33-67134).

10.13# Form of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1987 Stock Option Plan (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for 1991).

13  "Financial Review" portions of WICOR, Inc. 1997 Annual Report to
Shareholders.

27  Financial Data Schedule. (EDGAR version only)