Form 10-Q
period 1998-03-31
WISCONSIN GAS CO
filed 1998-05-04
CIK 107819

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10 - Q

 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended March 31, 1998
                                or
/ /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to

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

           Class                   Outstanding at April 20, 1998
--------------------------        -------------------------------
Common Stock, $8 Par Value                    1,125

                           INTRODUCTION


Wisconsin Gas Company ("Wisconsin Gas" or "Company"), a natural gas distribution public utility, is a Wisconsin corporation and a wholly-owned subsidiary of WICOR, Inc. ("WICOR"), a diversified holding company.




                               CONTENTS


                                                             PAGE
                                                             ----
PART I.   Financial Information                                1


          Management's Discussion and Analysis of
            Interim Financial Statements                      2-3


   Financial Statements of Wisconsin Gas Company (Unaudited):

          Statements of Operation for the Three
            Months Ended March 31, 1998 and 1997               4


          Balance Sheets as of March 31, 1998 and
            December 31, 1997                                 5-6


          Statements of Cash Flows for the Three
            Months Ended March 31, 1998 and 1997               7


          Notes to Financial Statements                        8


          Quantitative and Qualitative
            Disclosure About Market Risk                       9

PART II.  Other Information                                    9

Signatures                                                    10

Part I - Financial Information



                     Financial Statements
                     --------------------


The financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

              Management's Discussion and Analysis
               of Interim Financial Statements of
                     Wisconsin Gas Company

Results of Operations
---------------------
Net income decreased by $5.4 million, or 23%, to $18.5 million for the first quarter of 1998 compared to the same quarter of last year. The following factors had a significant effect on the results of operations during the three-month period ended March 31, 1998.

The decline in net income for the first quarter resulted from decreased gas margins which were partially offset by lower operating and maintenance expenses. Lower gas margins resulted primarily from decreased firm sales volumes due to warmer weather and a voluntary $1.5 million annual rate reduction effective November 1, 1997.

Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better comparative performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause with an insignificant effect on margin.

                                     Three
                                  Months Ended
                                    March 31
                               ------------------    %
Millions of Dollars)             1998      1997    Change
---------------------          --------  --------  ------
Gas Sales Revenues             $ 162.3   $ 219.5    (26)
Cost of Gas Sold                 101.4     148.4    (32)
                               --------  --------
Gas Sales Margin                  60.9      71.1    (14)
Gas Transport Margin               7.2       6.7      7
                               --------  --------
Total Margin                   $  68.1   $  77.8    (12)
                               ========  ========
(Millions of Therms)
--------------------
Sales Volumes
  Firm                           301.7     361.5    (17)
  Interruptible                   14.0      34.1    (59)
Transportation Volume            138.0     122.8     12
                               --------  --------
Total Throughput                 453.7     518.4    (12)
                               ========  ========
Degree Days (20-year average:
  1st Qtr.  = 3,434)             2,915     3,315    (12)
                               ========  ========

The decrease in firm sales volumes for the first quarter of 1998 as compared with the 1997 first quarter was caused principally by warmer weather. The weather was 12% warmer in the first quarter of 1998 than during the same period in 1997 and 15% warmer than the 20-year average. The increase in transportation volumes was due to more customers purchasing gas from sources other than Wisconsin Gas and transporting the volumes over the Wisconsin Gas distribution system. Historically, the movement to transportation from gas sales had no impact on margin. However, effective November 1, 1997, a slightly lower margin rate was put into effect for transportation-only customers. The future impact of this margin adjustment on total Company earnings is expected to be immaterial.

The gas cost incentive mechanism (GCIM) approved by the Public Service Commission of Wisconsin in October 1997, became effective on November 1, 1997. Under the GCIM, Wisconsin Gas's gas commodity and capacity costs are compared to monthly benchmarks. If, at the end of each year, such costs deviate by more than 1-1/2% from the benchmark cost of gas, the utility shares such excess or reduced costs on a 50-50 basis with customers. The sharing mechanism applies only to costs between 1-1/2% to 4% above or below the benchmark. The new GCIM provides an opportunity for Wisconsin Gas's earnings to increase or decrease as a result of gas and capacity acquisition activities. During the first five months under the GCIM, actual costs have been slightly below the benchmark. The GCIM did not impact reported margin in the first quarter of 1998.

Operating and maintenance expenses decreased by $1.6 million, or 6%, for the three-month period ended March 31, 1998, compared with the same period of 1997. The decrease for the quarter was due mainly to cost reduction efforts.

Depreciation expense for the three months ended March 31, 1998, increased by $0.8 million, or 10%, compared with the same period of last year. The 1998 increase was due to additions to depreciable plant balances.

Interest expense remained relatively flat for the three-months ended March 31, 1998, compared with the similar period of 1997.

Income tax expense was $3.6 million lower for the first three months of 1998, compared with the same period last year, reflecting decreased pre-tax income.


Financial Condition
-------------------
Cash flow from operations for the three months ended March 31, 1998, increased by $19.2 million, or 38%, from the comparable period in 1997. The cash flow improvement is due primarily to lower gas prices. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable levels are higher in the heating season as compared with the summer months.

Capital expenditures for the three months ended March 31, 1998, decreased by 17% to $4.4 million.

The Company anticipates additional short-term borrowings during the third and fourth quarters of 1998 to finance working capital, primarily gas in storage and the financing of accounts receivable during the heating season. The Company believes it has sufficient capacity under existing lines of credit to satisfy its future working capital needs.


New Accounting Standard
-----------------------
The American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company is currently evaluating the impact the statement will have on its financial statements, if any.

Forward-Looking Statements
--------------------------
Certain matters discussed in this quarterly report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statements will include such words as the Company "believes," "anticipates" or "expects," or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include general economic conditions; trends in the weather; business conditions in the energy industry; the impact of and changes in government regulations; changes in environmental remediation costs; and other risk factors identified from time to time by the Company in reports filed with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

                              WISCONSIN GAS COMPANY
                       Statements of Operation (Unaudited)
[CAPTION]

                                             Three Months Ended
                                                  March 31,
                                           ----------------------
                                              1998        1997
                                           ----------  ----------
                                           (Thousands of Dollars)
Operating Revenues                         $ 169,447   $ 226,242
                                           ----------  ----------
Operating Expenses:
  Cost of gas sold                           101,354     148,371
  Operations                                  22,536      24,063
  Maintenance                                  1,940       1,995
  Depreciation                                 8,377       7,584
  Taxes, other than income taxes               2,614       2,558
                                           ----------  ----------
                                             136,821     184,571
                                           ----------  ----------

Operating Income                              32,626      41,671
                                           ----------  ----------

Interest Expense                               3,386       3,334
Other Income and (Expenses), net                 247         188
                                           ----------  ----------
Income Before Income Taxes                    29,487      38,525

Income Tax Provision                          10,985      14,609

                                           ----------  ----------
Net Earnings                               $  18,502   $  23,916
                                           ==========  ==========

The accompanying notes are an integral part of these statements.

                        WISCONSIN GAS COMPANY

                          Balance Sheets
[CAPTION]

                                             March 31,
                                                1998     December 31,
                                            (Unaudited)      1997
                                            -----------  ------------
                                              (Thousands of Dollars)
Assets
------
Property, Plant and Equipment, at cost      $  802,296   $   801,069
  Less - Accumulated depreciation              426,959       421,098
                                            -----------  ------------
                                               375,337       379,971
                                            -----------  ------------
Current Assets:
  Cash and cash equivalents                      1,905         7,854
  Accounts receivable, less allowance
    for doubtful accounts of $17,984
    and $13,306, respectively                   96,651        72,238
  Accounts receivable - intercompany, net          288           233
  Accrued revenues                              29,567        39,986
  Gas in storage, at weighted average cost       7,923        40,657
  Materials and supplies,
    at weighted average cost                     3,618         3,192
  Deferred income taxes                         17,667        17,667
  Prepaid taxes                                  4,638         6,162
  Other                                          1,886         1,984
                                            -----------  ------------
                                               164,143       189,973
                                            -----------  ------------
Deferred Charges and Other:
  Regulatory assets                             52,539        53,910
  Systems development costs                     16,127        17,424
  Prepaid pension costs                         36,871        35,212
  Other                                          7,775         7,398
                                            -----------  ------------
                                               113,312       113,944
                                            -----------  ------------
                                            $  652,792   $   683,888
                                            ===========  ============

The accompanying notes are an integral part of these statements.

                         Wisconsin Gas Company

                             Balance Sheets
                               (continued)
[CAPTION]

                                               March 31,
                                                  1998     December 31,
                                              (Unaudited)      1997
                                              -----------  ------------
Capitalization and Liabilities
------------------------------
Capitalization:
  Common stock                                $        9   $         9
  Other paid-in capital                          120,557       120,677
  Retained earnings                              108,509        96,005
  Accumulated other comprehensive income          (1,442)       (1,442)
  Long-term debt                                 108,706       110,657
                                              -----------  ------------
                                                 336,339       325,906
                                              -----------  ------------
Current Liabilities:
  Accounts payable                                37,698        43,491
  Short-term borrowings                           16,000        78,671
  Current portion of long-term debt               42,000        42,000
  Refundable gas costs                            48,719        24,776
  Accrued payroll and benefits                     7,792         8,066
  Accrued taxes                                   12,319         5,537
  Other                                            4,230         3,829
                                              -----------  ------------
                                                 168,758       206,370
                                              -----------  ------------
Deferred Credits and Other:
  Regulatory liabilities                          34,559        36,533
  Postretirement benefit obligation               48,010        48,942
  Deferred income taxes                           37,690        37,689
  Environmental remediation costs                 11,320        12,084
  Unamortized investment tax credit                6,463         6,808
  Other                                            9,653         9,556
                                              -----------  ------------
                                                 147,695       151,612
                                              -----------  ------------
                                              $  652,792   $   683,888
                                              ===========  ============

The accompanying notes are an integral part of these statements.

                        WISCONSIN GAS COMPANY
                  Statements of Cash Flows (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                  ----------------------
                                                     1998        1997
                                                  ----------  ----------
                                                  (Thousands of Dollars)
Operations:
  Net earnings                                    $  18,502   $  23,916
  Adjustments to reconcile net earnings
   to net cash flows:
    Depreciation and amortization                    10,210       9,610
    Deferred income taxes                                 -           -
    Change in:
      Receivables                                   (13,994)    (15,579)
      Gas in storage                                 32,733      24,917
      Other current assets                             (326)     (2,272)
      Accounts payable                               (5,793)    (24,822)
      Accrued taxes                                   8,305      16,827
      Refundable gas costs                           23,943      20,502
      Other current liabilities                          71        (406)
      Other non-current assets and liabilities       (4,597)     (2,798)
                                                  ----------  ----------
                                                     69,054      49,895
                                                  ----------  ----------
Investment Activities:
  Capital expenditures                               (4,442)     (5,347)
  Other, net                                            110          68
                                                  ----------  ----------
                                                     (4,332)    (5,279)
                                                  ----------  ----------
Financing Activities:
  Change in short-term borrowings                   (62,671)    (41,500)
  Reduction of long-term debt                        (2,000)     (2,000)
  Cash dividends paid to WICOR, Inc.                 (6,000)     (5,500)
                                                  ----------  ----------
                                                    (70,671)    (49,000)
                                                  ----------  ----------

Change in Cash and Cash Equivalents                  (5,949)     (4,384)
Cash and Cash Equivalents at Beginning of Period      7,854       8,960
                                                  ----------  ----------
Cash and Cash Equivalents at End of Period        $   1,905   $   4,576
                                                  ==========  ==========

The accompanying notes are an integral part of these statements.

Notes to Financial Statements (Unaudited):
------------------------------------------

1)	At March 31, 1998, Wisconsin Gas had total unsecured lines
   of credit available from several banks of $120.0 million.
   As of March 31, 1998, commercial paper totaling $16.0 million was outstanding under these credit agreements with a weighted average interest rate of 6.1%.


2)	For purposes of the Statements of Cash Flows, income taxes
   paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                       For the Three Months
                                          Ended March 31,
                                      ----------------------
                                         1998        1997
                                      ----------  ----------
                                      (Thousands of Dollars)

   Income taxes paid                  $   5,859   $   2,003
   Interest paid                      $   2,462   $   2,400


3)	The American Institute of Certified Public Accountants
   Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company is currently evaluating the impact the statement will have on its financial statements, if any.


4)	For the three months ended March 31, 1998 and 1997, net
   earnings was the only component of other comprehensive income.


      Quantitative and Qualitative Disclosures About Market Risk

  	Not Applicable

Part II - Other Information



Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits - None

      27   	Financial data schedule (EDGAR version only).

(b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the first quarter of 1998.

                            SIGNATURES
                            ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                     WISCONSIN GAS COMPANY



Dated:  April 30, 1998        By:    /s/ Joseph P. Wenzler
                                  ---------------------------
                                         Joseph P. Wenzler


                                    Vice President and Chief
                                        Financial Office

                               Wisconsin Gas Company
                                FORM 10-Q Exhibits


Exhibit No.                   Description
-----------            -------------------------
    27                 Financial data schedule