Form 10-Q
period 1998-06-30
WISCONSIN GAS CO
filed 1998-08-03
CIK 107819

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10 - Q

 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended June 30, 1998
                                or
/ /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to

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

           Class                   Outstanding at July 17, 1998
--------------------------        -------------------------------
Common Stock, $8 Par Value                    1,125

                          INTRODUCTION



Wisconsin Gas Company ("Wisconsin Gas" or "Company"), a natural gas distribution public utility, is a Wisconsin corporation and a wholly-owned subsidiary of WICOR, Inc. ("WICOR"), a diversified holding company.


	CONTENTS


                                                             PAGE

PART I.   Financial Information                                1


          Management's Discussion and Analysis of
            Interim Financial Statements                     2-4


   Financial Statements of Wisconsin Gas Company (Unaudited):

          Statements of Operation for the Three and Six
            Months Ended June 30, 1998 and 1997                5


          Balance Sheets as of June 30, 1998 and
            December 31, 1997                                6-7


          Statements of Cash Flows for the Six
            Months Ended June 30, 1998 and 1997                8


          Notes to Financial Statements                        9



PART II.  Other Information                                   10

Signatures                                                    11

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

                   Forward-Looking Statements
                   --------------------------
Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because they include words such as the Company "believes," "anticipates," "expects," or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals also are considered forward-looking. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from current expectations. These factors include but are not limited to the risks and uncertainties listed below. All of these factors are difficult to predict and generally are beyond management's control.

>>   the impact of warmer- or colder-than-normal weather on the energy business
>>   economic conditions, including the availability of
     individual discretionary income and changes in interest rates
>>   changes in natural gas prices and supply availability
>>   increased competition in deregulated energy markets
>>   the pace and extent of energy industry deregulation
>>   regulatory, government and court decisions
>>   increases in costs to clean up environmental contamination
>>   the Company's ability to increase prices
>>   market demand for the Company's products and service

              Management's Discussion and Analysis
               of Interim Financial Statements of
                      Wisconsin Gas Company

Results of Operations
---------------------
The Company's net loss was $1.7 million during the second quarter of 1998 compared with earnings of $0.3 million in the second quarter of 1997. Net earnings for the six months ended June 30, 1998, decreased by $7.5 million, or 31%, to $16.8 million compared to the same period of last year. The following factors had a significant effect on the results of operations during the three- and six-month periods ended June 30, 1998.

The decline in net earnings for the three and six months ended June 30, 1998 resulted from decreased gas margins which were partially offset by lower operating and maintenance expenses.
The lower gas margins were driven by a combination of warm winter weather and a voluntary $1.5 million annual rate reduction effective November 1, 1997.

Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better performance indicator than revenues because the mix of volumes between sales and transportation service affects revenues but not margin. In addition, changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause

                            Three Months                  Six Months
                           Ended June 30,               Ended June 30,
                         ------------------     %     ------------------     %
(Millions of Dollars)      1998      1997    Change     1998      1997    Change
---------------------    --------  --------  ------   --------  --------  ------
Gas Sales Revenues       $  73.5   $  88.3    (17)    $ 235.7   $ 307.8    (23)
Cost of Gas Sold            46.8      57.1    (18)      148.1     205.5    (28)
                         --------  --------           --------  --------
Gas Sales Margin            26.7      31.2    (14)       87.6     102.3    (14)
Gas Transport Margin         4.7       5.0     (6)       11.9      11.7      2
                         --------  --------           --------  --------
Total Margin             $  31.4   $  36.2    (13)    $  99.5   $ 114.0    (13)
                         ========  ========           ========  ========

(Millions of Therms)
Sales Volumes
-------------------
  Firm                      95.4     127.4    (25)      397.1     488.8    (19)
  Interruptible              8.0      13.8    (42)       22.0      47.9    (54)
Transportation Volume       99.0      98.2      1       237.0     221.1      7
                         --------  --------           --------  --------
Total Throughput           202.4     239.4    (15)      656.1     757.8    (13)
                         ========  ========           ========  ========
Degree Days
------------
  Actual                     895     1,215    (26)      3,810     4,530    (16)
                         ========  ========           ========  ========
  20 year average            950                        4,384
                         ========                     ========

The decrease in firm sales volumes for the three and six months ended June 30, 1998, respectively, was caused principally by warmer weather, lower average use per residential customer and firm customers switching to transportation. The weather for the three and six months ended June 30, 1998, was 6% and 13% warmer, respectively, than the 20-year average. For both periods, transportation volumes increased mainly because more customers purchased gas from sources other than Wisconsin Gas and transported the volumes over the Wisconsin Gas distribution system. Historically, customers transferring to transportation from gas sales had no impact on margin. However, effective November 1, 1997, a slightly lower margin rate was put into effect for transportation-only customers. The future impact of this margin adjustment on total Company earnings is expected to be immaterial.

The gas cost incentive mechanism ("GCIM") approved by the Public Service Commission of Wisconsin in October 1997, became effective on November 1, 1997, for each of the three years ending October 31, 1998, 1999 and 2000. Under the GCIM, Wisconsin Gas's gas commodity and capacity costs are compared to monthly benchmarks. If, at the end of each GCIM year, such costs deviate by more than 1-1/2% from the benchmark cost of gas, the utility shares such excess or reduced costs on a 50-50 basis with customers. The sharing mechanism applies only to costs between 1-1/2% to 4% above or below the benchmark. The new GCIM provides an opportunity for Wisconsin Gas's earnings to increase or decrease as a result of gas and capacity acquisition activities. Management believes that the Company and its customers will share in reduced gas costs as a result of the GCIM.

Operating and maintenance expenses decreased $1.5 million, or 6%, during the second quarter of 1998 and year-to-date operating and maintenance expenses decreased $3.0 million, or 6%, compared to the same periods of last year. The decrease is attributable to lower labor and benefit expenses.

Depreciation expense for the three and six months ended June 30, 1998, increased by $0.5 million, or 6%, and $1.3 million, or 8%, respectively, as compared to the same periods in the prior year. The 1998 increase was due to additions to depreciable plant balances.

Interest expense remained relatively level at $2.7 million and $6.1 million for the three and six months ended June 30, 1998, respectively, compared to the same periods of last year.

Year-to-date income tax expense decreased by $5.0 million, or 34%, reflecting the decrease in pre-tax income.


Financial Condition
-------------------
Cash flow from operations for the six months ended June 30, 1998, increased by $10.6 million, or 12%, to $98.7 million compared to the same period of 1997. The cash flow improvement is due primarily to lower gas prices. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable are higher in the heating season as compared with the summer months.

Additional short-term borrowing will be needed during the third and fourth quarters of 1998 to finance working capital primarily related to gas purchased for injection into storage and accounts receivable. The Company has existing lines of credit to satisfy this working capital need

During the fourth quarter of 1998, the Company plans to refinance
$40 million of existing debt due in November, 1998.

Cash flow from operations exceeded capital expenditures and dividend requirements for the first six months in both 1998 and 1997.

Capital expenditures through June 1998 decreased by $0.9 million, or 6%, to $13.0 million. Cash flow from operations is expected to be sufficient to fund the remaining capital expenditures for 1998.


Regulatory Matters
------------------
On July 10, 1998, the Company filed with the PSCW to increase rates within the framework of PARM. The new rates, which are effective August 1, 1998, are expected to increase revenues $7.5 million on an annualized basis and are expected to offset increased operating costs.


New Accounting Standards
------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", effective in the first quarter of 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently evaluating the impact of the provisions of SFAS No. 133 on its financial statements. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

The American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company is currently evaluating the impact the statement will have on its financial statements, if any.

Other
-----
On June 25, 1998, four energy companies unveiled plans to build a new 150- to 200-mile pipeline from the Chicago area into southeastern Wisconsin. Although there is no assurance that the pipeline will ultimately be constructed, the Company believes that a new pipeline from Chicago to southeastern Wisconsin would be an important new source of natural gas capacity that could lower prices for Wisconsin consumers. The project is subject to Federal as well as various state approvals.

                            WISCONSIN GAS COMPANY

                     Statements of Operation (Unaudited)

                                   Three Months Ended        Six Months Ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     1998       1997         1998       1997
                                  ---------- ----------   ---------- ----------
                                             (Thousands of Dollars)
Operating Revenues                $  78,190  $  93,280    $ 247,637  $ 319,522
                                  ---------- ----------   ---------- ----------
Operating Expenses:
  Cost of gas sold                   46,755     57,145      148,109    205,516
  Operations                         19,009     20,290       41,545     44,353
  Maintenance                         2,244      2,423        4,184      4,418
  Depreciation                        8,305      7,843       16,682     15,427
  Taxes, other than income taxes      2,212      2,226        4,826      4,784
                                  ---------- ----------   ---------- ----------
                                     78,525     89,927      215,346     274,498
                                  ---------- ----------   ---------- ----------

Operating (Loss) Income                (335)     3,353       32,291     45,024
                                  ---------- ----------   ---------- ----------

Interest Expense                      2,730      2,799        6,116      6,133
Other Income and (Expenses), net        247         35          494        223
                                  ---------- ----------   ---------- ----------
(Loss) Income Before Income Taxes    (2,818)       589       26,669     39,114
Income Tax (Benefit) Provision       (1,102)       258        9,883     14,867
                                  ---------- ----------   ---------- ----------
Net (Loss) Earnings               $  (1,716) $     331    $  16,786  $  24,247
                                  ========== ==========   ========== ==========

The accompanying notes are an integral part of these statements.

                          WISCONSIN GAS COMPANY

                            Balance Sheets

                                               June 30,
                                                1998        December 31,
                                             (Unaudited)         1997
                                             -----------    ------------
                                                (Thousands of Dollars)
Assets
------
Property, Plant and Equipment, at cost       $  809,836     $   801,069
  Less - Accumulated depreciation               434,473         421,098
                                             -----------    ------------
                                                375,363         379,971
                                             -----------    ------------
Current Assets:
  Cash and cash equivalents                       1,013           7,854
  Accounts receivable, less allowance
    for doubtful accounts of $15,197
    and $13,306, respectively                    47,913          72,238
  Accounts receivable - intercompany, net           175             233
  Accrued revenues                                7,056          39,986
  Gas in storage, at weighted average cost       23,176          40,657
  Materials and supplies,
    at weighted average cost                      4,650           3,192
  Deferred income taxes                          17,667          17,667
  Prepaid taxes                                   5,370           6,162
  Other                                           1,520           1,984
                                             -----------    ------------
                                                108,540         189,973
                                             -----------    ------------
Deferred Charges and Other:
  Regulatory assets                              61,645          53,910
  Systems development costs                      15,051          17,424
  Prepaid pension costs                          38,573          35,212
  Other                                           7,635           7,398
                                             -----------    ------------
                                                122,904         113,944
                                             -----------    ------------
                                             $  606,807     $   683,888
                                             ===========    ============

The accompanying notes are an integral part of these statements.

                        Wisconsin Gas Company

                          Balance Sheets
                            (continued)

                                                      June 30,
                                                       1998        December 31,
                                                    (Unaudited)        1997
                                                    -----------    ------------
                                                      (Thousands of Dollars)
Capitalization and Liabilities
------------------------------
Capitalization:
  Common stock                                      $        9     $         9
  Other paid-in capital                                120,557         120,677
  Retained earnings                                    100,793          96,005
  Accumulated other comprehensive income                (1,442)         (1,442)
  Long-term debt                                       108,754         110,657
                                                    -----------    ------------
                                                       328,671         325,906
                                                    -----------    ------------
Current Liabilities:
  Accounts payable                                      35,459          43,491
  Short-term borrowings                                      -          78,671
  Current portion of long-term debt                     42,000          42,000
  Refundable gas costs                                  37,906          24,776
  Accrued payroll and benefits                           9,147           8,066
  Accrued taxes                                          6,073           5,537
  Other                                                  3,067           3,829
                                                    -----------    ------------
                                                       133,652         206,370
                                                    -----------    ------------
Deferred Credits and Other:
  Regulatory liabilities                                33,911          36,533
  Postretirement benefit obligation                     46,948          48,942
  Deferred income taxes                                 37,690          37,689
  Environmental remediation costs                        9,695          12,084
  Unamortized investment tax credit                      6,473           6,808
  Other                                                  9,767           9,556
                                                    -----------    ------------
                                                       144,484         151,612
                                                    -----------    ------------
                                                    $  606,807     $   683,888
                                                    ===========    ============

The accompanying notes are an integral part of these statements.

                          WISCONSIN GAS COMPANY
                  Statements of Cash Flows (Unaudited)

                                                   Six Months Ended
                                                       June 30,
                                                ----------------------
                                                   1998        1997
                                                ----------  ----------
                                                (Thousands of Dollars)
Operations:
  Net earnings                                  $  16,786   $  24,247
  Adjustments to reconcile net earnings
   to net cash flows:
    Depreciation and amortization                  20,134      19,407
    Deferred income taxes                               -           -
    Change in:
      Receivables                                  47,255      52,888
      Gas in storage                               17,481      10,744
      Other current assets                           (993)     (1,389)
      Accounts payable                             (8,033)    (28,173)
      Accrued taxes                                 1,437       7,742
      Refundable gas costs                         13,131       5,594
      Other current liabilities                       267         990
      Other non-current assets and liabilities     (8,767)     (3,915)
                                                ----------  ----------
                                                   98,698      88,135
                                                ----------  ----------
Investment Activities:
  Capital expenditures                            (13,031)    (13,936)
  Other, net                                          163         163
                                                ----------  ----------
                                                  (12,868)    (13,773)
                                                ----------  ----------
Financing Activities:
  Change in short-term borrowings                 (78,671)    (65,500)
  Reduction of long-term debt                      (2,000)     (2,000)
  Cash dividends paid to WICOR, Inc.              (12,000)    (11,000)
                                                ----------  ----------
                                                  (92,671)    (78,500)
                                                ----------  ----------
Change in Cash and Cash Equivalents                (6,841)     (4,138)
Cash and Cash Equivalents at
  Beginning of Period                               7,854       8,960
                                                ----------  ----------
Cash and Cash Equivalents at End of Period      $   1,013   $   4,822
                                                ==========  ==========

The accompanying notes are an integral part of these statements

Notes to Financial Statements (Unaudited):

1)	At June 30, 1998, Wisconsin Gas had total unsecured lines of credit available from several banks of $55 million. As of June 30, 1998, no short-term borrowings were outstanding under these credit agreements.

2)	For purposes of the Statements of Cash Flows, income taxes
   paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                      For the Six Months
                                        Ended June 30,
                                    ----------------------
                                       1998        1997
                                    ----------  ----------
                                    (Thousands of Dollars)

Income taxes paid                   $  10,519   $  10,303
Interest paid                       $   6,059   $   5,982

3)	For the three and six month periods ended June 30, 1998 and
   1997, net earnings was the only component of other comprehensive income

Part II - Other Information

Item 4. Results of Votes of Security Holders

On April 23, 1998, the following persons were elected as directors of Wisconsin Gas to serve one-year terms: George E. Wardeberg, Stuart W. Tisdale, Wendell F. Bueche, Willie D. Davis, Jere D. McGaffey, Daniel F. McKeithan, Jr., Guy A. Osborn, Thomas
F. Schrader, Essie M. Whitelaw and William B. Winter. All of the issued and outstanding shares of common stock, $8 par value, of Wisconsin Gas (1,125 shares) were voted in favor of the election of the foregoing persons.


Item 6. Exhibits and Reports on Form 8-K

Exhibits

27	Financial data schedule (EDGAR version only)


(b)	Reports on Form 8-K.  There were no reports on Form 8-K
    filed by the Company during the second quarter of 1998

                        SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     WISCONSIN GAS COMPANY





Dated:  July 31, 1998            By:    /s/ Joseph P. Wenzler
                                       -------------------------
                                            Joseph P. Wenzler


                                       Senior Vice President and
                                        Chief Financial Officer

                               Wisconsin Gas Company
                                FORM 10-Q Exhibits


Exhibit No.                   Description
-----------            -------------------------
    27                 Financial data schedule