Form 10-Q
period 1998-09-30
WISCONSIN GAS CO
filed 1998-11-03
CIK 107819

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10 - Q

 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended September 30, 1998
                                or
/ /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to

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

Yes    X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                  Outstanding at October 16, 1998
--------------------------        -------------------------------
Common Stock, $8 Par Value                    1,125

                                 INTRODUCTION
                                 ------------

Wisconsin Gas Company ("Wisconsin Gas" or "Company"), a natural gas distribution public utility, is a Wisconsin corporation and a wholly-owned subsidiary of WICOR, Inc. ("WICOR"), a diversified holding company.


                                   CONTENTS
                                   --------

                                                            PAGE
                                                           ------
PART I.   Financial Information                                1


          Management's Discussion and Analysis of
            Interim Financial Statements                     2-5


   Financial Statements of Wisconsin Gas Company (Unaudited):

          Statements of Operation for the Three and Nine
            Months Ended September 30, 1998 and 1997           6


          Balance Sheets as of September 30, 1998 and
            December 31, 1997                                7-8


          Statements of Cash Flows for the Nine
            Months Ended September 30, 1998 and 1997           9


          Notes to Financial Statements                       10



PART II.  Other Information                                   11

Signatures                                                    12

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

>>	the impact of warmer- or colder-than-normal weather on the
energy business
>>	economic conditions, including the availability of
individual discretionary income and changes in interest rates
>>	changes in natural gas prices and supply availability
>>	increased competition in deregulated energy markets
>>	the pace and extent of energy industry deregulation
>>	regulatory, government and court decisions
>>	increases in costs to clean up environmental contamination
>>	the Company's ability to increase prices
>>	market demand for the Company's products and services
>>	unanticipated expenses or outcomes associated with year 2000 date conversion

                 Management's Discussion and Analysis
                  of Interim Financial Statements of
                         Wisconsin Gas Company


Results of Operations
---------------------
The Company typically incurs a loss in the third quarter due to the seasonal nature of the gas distribution utility business.
The net loss for the third quarter of 1998 was $6.1 million, or 7% less than the net loss for the 1997 third quarter. Net income for the nine months ended September 30, 1998, was $10.7 million, or 39% less than the same period of last year. The following factors had a significant effect on the results of operations during the three- and nine-month periods ended September 30, 1998.

The decline in the net loss for the third quarter resulted primarily from lower operating and maintenance expenses and a gain realized on the sale of non-utility land. The effect of these factors was partially negated by decreased gas margins, resulting from lower firm sales volumes, which were in turn partially offset by an increase in rates within the framework of the Performance-based Alternative Ratemaking Mechanism (PARM) and the impact of the gas cost incentive mechanism (GCIM)(see Regulatory Matters). The decrease in 1998 year-to-date net income was due to warmer weather during the heating season (18% warmer than last year). The decrease was partially offset by lower operating expenses.

Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better comparative performance indicator than revenues because the mix of volumes between sales and transportation service affects revenues but not margin. In addition, changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause. The following tables set forth margin and volume data for each of the periods shown.

                            Three                     Nine
                        Months Ended              Months Ended
                        September 30,             September 30,
                      -----------------    %    -----------------    %
(Millions of Dollars)   1998     1997   Change    1998     1997   Change
                      -------- -------- ------  -------- -------- ------
Gas Sales Revenues    $  49.7  $  54.1    (8)   $ 285.4  $ 361.9   (21)
Cost of Gas Sold         32.1     36.2   (11)     180.2    241.7   (25)
                      -------- --------         -------- --------
Gas Sales Margin         17.6     17.9    (2)     105.2    120.2   (12)
Gas Transport Margin      4.3      4.4    (2)      16.2     16.1     1
                      -------- --------         -------- --------
Total Margin          $  21.9  $  22.3    (2)   $ 121.4  $ 136.3   (11)
                      ======== ========         ======== ========

   Sales Volumes
(Millions of Therms)
--------------------
  Firm                   44.8     53.0   (15)     441.9    541.8   (18)
  Interruptible           6.1     10.7   (43)      28.1     58.6   (52)
Transportation Volume    92.4     88.1     5      329.3    309.2     6
                      -------- --------         -------- --------
Total Throughput        143.3    151.8    (6)     799.3    909.6   (12)
                      ======== ========         ======== ========

Degree Days
  Actual                   47      162   (71)     3,857    4,692  (18)
                      ======== ========         ======== ========
  20 year average         155                     4,539
                      ========                  ========

The decrease in firm sales volumes for the nine months ended September 30, 1998, was caused principally by warmer weather, lower average use per customer and firm customers switching from sales to transportation service. Transportation volumes increased mainly because more customers purchased gas from sources other than Wisconsin Gas and transported the volumes over the Wisconsin Gas distribution system. Historically, the movement to transportation from gas sales had no impact on margin. A slightly lower margin rate was put into effect on November 1, 1997, for transportation-only customers. The future impact of this margin adjustment on total Company earnings is expected to be immaterial. The weather was 15% warmer than the 20-year average during the first nine months of 1998 and 18% warmer than the same period in 1997.

Operating and maintenance expenses decreased by $0.7 million, or 3%, during the third quarter of 1998 compared to the third quarter of 1997. Year-to-date operating and maintenance expenses decreased $3.7 million, or 5%, compared to the same period of last year. The decrease for the quarter and year-to-date periods was due mainly to lower labor and benefit expenses.

Depreciation expense for the three and nine months ended
September 30, 1998, increased by $0.4 million, or 5%, and $1.7 million, or 7%, respectively, as compared to the same periods in the prior year. The increase in both periods was due to additions to depreciable plant balances.

Interest expense remained relatively level at $3.0 million and $9.1 million for the three and nine months ended September 30, 1998, respectively, compared to the same periods of last year.

Other income and expense increased during the three- and six-month periods ending September 30, 1998, due to a $0.8 million pre-tax gain resulting from the sale of non-utility land.

Income tax expense was $4.6 million lower for the first nine months of 1998, compared with the same period last year, reflecting the decrease in pre-tax income.


Financial Condition
-------------------
Cash flow from operations for the nine months ended September 30, 1998, decreased slightly from the comparable period in 1997. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable are higher in the heating season.

The Company anticipates additional short-term borrowing during the fourth quarter of 1998 to finance working capital needs primarily related to gas storage and the financing of accounts receivable during the heating season. The Company has the ability to issue commercial paper and borrow under existing lines of credit to satisfy this working capital need.

In November, 1998, $40 million, 7-1/2% notes will mature.  The
Company will use commercial paper to retire the notes and will evaluate long-term financing options for the notes.

Cash flow from operations exceeded capital expenditures and dividend requirements for the first nine months in both 1998 and 1997.

Capital expenditures remained relatively flat for the nine months ended September 30, 1998, at $24.3 million compared to the same period of last year. Cash flow from operations is expected to be sufficient to fund remaining capital expenditures for 1998.

Regulatory Matters
------------------
The GCIM approved by the Public Service Commission of Wisconsin
(PSCW) in October 1997 became effective on November 1, 1997, for each of the three years ending October 31, 1998, 1999 and 2000. Under the GCIM, Wisconsin Gas's gas commodity and capacity costs are compared to monthly benchmarks. If, at the end of each GCIM year, such costs deviate by more than 1-1/2% from the benchmark cost of gas, the utility shares such excess or reduced costs on a 50-50 basis with customers. The sharing mechanism applies only to costs between 1-1/2% to 4% above or below the benchmark. The new GCIM provides an opportunity for Wisconsin Gas's earnings to increase or decrease as a result of gas and capacity acquisition activities. Reduced gas costs under the GCIM have been shared between the Company and its customers.

The Company increased its rates, within the framework of PARM by $7.5 million on an annualized basis effective August 1, 1998. With this increase, Wisconsin Gas's rates recover $1.5 million per year less than the maximum amount allowed by the PSCW's November 1994 rate order. The Company has the ability to raise or lower margin rates within a specified range on a quarterly basis. The rate increase is expected to offset increased operating costs.


Year 2000 Date Conversion
-------------------------
Issues relating to Year 2000 conversion are the result of computer software programs being written using two digits rather than four to define the applicable year. Any of the Company's software programs, computer hardware or equipment that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, distribute natural gas, manufacture products or engage in other normal business activities.

The Company has developed a formal plan to ensure that all of its significant date-sensitive computer software and hardware systems (Information Technology) and other equipment utilized in its various activities (Operating Equipment) will be Year 2000 compliant and operational on a timely basis. The plan addresses all of the Company's locations, and includes a review of computer applications that connect elements of the Company's business directly to its customers and suppliers. The plan also includes an assessment process to determine if the Company's significant customers and suppliers will be Year 2000 compliant.

The Company's plan to resolve issues relatin to Year 2000 compliance includes four major phases - assessment, remediation, testing, and implementation. To assist the Company in reaching Year 2000 compliance, the Company has retained third party consultants to assist with the project. The Company has substantially completed the assessment phase of its plan for all of its significant Information Technology and Operating Equipment that it believes could be affected by the Year 2000 conversion. Based upon its assessment, the Company concluded that it would be necessary to reprogram and/or replace certain of its Information Technology. The Company also determined that certain of its Operating Equipment would also require modifications to ensure it remains operational.

For its Information Technology applications, the Company believes it is approximately 52% compliant on all of its significant systems, and estimates that it will complete software reprogramming and/or replacement in the second quarter of 1999.
The Company believes that the Operating Equipment is approximately 35% compliant, and the Company is targeting completion during the second quarter of 1999.

With respect to operations that involve third parties, the Company has made inquiries of its significant customers and suppliers and, at the present time and based on such inquires, is not aware of Year 2000 issues facing these third parties that would materially impact the Company's operations. However, the Company has no means of ensuring that these customers and suppliers (and, in turn, their customers and suppliers) will be Year 2000 compliant in a timely manner. The inability of these parties to successfully resolve their Year 2000 issues could have a material adverse effect on the Company.

Despite the efforts that the Company has undertaken, there can be no assurances that every Year 2000 related issue will be identified and addressed before January 1, 2000. An unexpected failure as a result of a Year 2000 compliance issue could result in an interruption in certain normal business activities or operations. For that reason, the Company is currently developing contingency plans to address alternatives in the event certain Year 2000 compliance failures occur.

Through September 30, 1998, the Company had spent approximately $3.0 million for Year 2000 remediation. The amount of additional development and remediation costs necessary for the Company to prepare for Year 2000 is estimated to be approximately $0.9 million and is expected to be funded through operating cash flow.

The estimated costs of, and timetable for, becoming Year 2000 compliant constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (see Part 1 of this Form 10-Q).

                                       WISCONSIN GAS COMPANY
                                Statements of Operation (Unaudited)

                                  Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                 ---------------------  ---------------------
                                     1998       1997        1998       1997
                                 ---------- ----------  ---------- ----------
                                           (Thousands of Dollars)
Operating Revenues               $  53,987  $  58,537   $ 301,624  $ 378,059
                                 ---------- ----------  ---------- ----------
Operating Expenses:
  Cost of gas sold                  32,073     36,205     180,182    241,721
  Operations                        16,926     17,530      58,471     61,883
  Maintenance                        2,266      2,341       6,450      6,759
  Depreciation                       8,397      7,989      25,079     23,416
  Taxes, other than income taxes     2,196      2,307       7,022      7,091
                                 ---------- ----------  ---------- ----------
                                    61,858     66,372     277,204    340,870
                                 ---------- ----------  ---------- ----------

Operating (Loss) Income             (7,871)    (7,835)     24,420     37,189
                                 ---------- ----------  ---------- ----------

Interest Expense                     2,992      2,967       9,108      9,100
Other Income and (Expenses), net     1,138        247       1,632        470
                                 ---------- ----------  ---------- ----------
(Loss) Income Before Income Taxes   (9,725)   (10,555)     16,944     28,559

Income Tax (Benefit) Provision      (3,630)    (3,979)      6,253     10,888

                                 ---------- ----------  ---------- ----------
Net (Loss) Earnings              $  (6,095) $  (6,576)  $  10,691  $  17,671
                                 ========== ==========  ========== ==========

The accompanying notes are an integral part of these statements.

                     WISCONSIN GAS COMPANY

                         Balance Sheets

                                                 September 30,
                                                    1998        December 31,
                                                 (Unaudited)        1997
                                                 -------------  ------------
                                                    (Thousands of Dollars)
Assets
------
Property, Plant and Equipment, at cost           $    819,463   $   801,069
  Less - Accumulated depreciation                     441,566       421,098
                                                 -------------  ------------
                                                      377,897       379,971
                                                 -------------  ------------
Current Assets:
  Cash and cash equivalents                               191         7,854
  Accounts receivable, less allowance
    for doubtful accounts of $11,854
    and $13,306, respectively                          29,218        72,238
  Accrued revenues                                      5,602        39,986
  Gas in storage, at weighted average cost             44,648        40,657
  Materials and supplies, weighted average cost         4,094         3,192
  Deferred income taxes                                17,667        17,667
  Prepaid taxes                                         3,846         6,162
  Other                                                 1,632         1,984
                                                 -------------  ------------
                                                      106,898       189,740
                                                 -------------  ------------
Deferred Charges and Other:
  Regulatory assets                                    61,668        53,910
  Systems development costs                            13,976        17,424
  Prepaid pension costs                                40,076        35,212
  Other                                                 8,095         7,398
                                                 -------------  ------------
                                                      123,815       113,944
                                                 -------------  ------------
                                                 $    608,610   $   683,655
                                                 =============  ============


The accompanying notes are an integral part of these statements.

                  Wisconsin Gas Company

                     Balance Sheets
                       (continued)

                                              September 30,
                                                   1998      December 31,
                                               (Unaudited)       1997
                                              -------------  ------------
                                                 (Thousands of Dollars)
Capitalization and Liabilities
------------------------------
Capitalization:
  Common stock                                $          9   $         9
  Other paid-in capital                            120,557       120,677
  Retained earnings                                 88,698        96,005
  Accumulated other comprehensive income            (1,442)       (1,442)
  Long-term debt                                   108,803       110,657
                                              -------------  ------------
                                                   316,625       325,906
                                              -------------  ------------
Current Liabilities:
  Accounts payable                                  32,290        43,491
  Accounts payable - intercompany, net                  55          (233)
  Short-term borrowings                             43,946        78,671
  Current portion of long-term debt                 42,000        42,000
  Refundable gas costs                              15,930        24,776
  Accrued payroll and benefits                       9,921         8,066
  Accrued taxes                                      1,807         5,537
  Other                                              3,135         3,829
                                              -------------  ------------
                                                   149,084       206,137
                                              -------------  ------------
Deferred Credits and Other:
  Regulatory liabilities                            33,648        36,533
  Postretirement benefit obligation                 45,445        48,942
  Deferred income taxes                             37,690        37,689
  Environmental remediation costs                    9,277        12,084
  Unamortized investment tax credit                  6,584         6,808
  Other                                             10,257         9,556
                                              -------------  ------------
                                                   142,901       151,612
                                              -------------  ------------
                                              $    608,610    $  683,655
                                              =============   ===========


The accompanying notes are an integral part of these statements.

                 WISCONSIN GAS COMPANY
        Statements of Cash Flows (Unaudited)
[CAPTION]

                                                      Nine Months Ended
                                                        September 30,
                                                   ----------------------
                                                      1998        1997
                                                   ----------  ----------
                                                   (Thousands of Dollars)
Operations:
  Net earnings                                     $  10,691   $  17,671
  Adjustments to reconcile net earnings
   to net cash flows:
    Depreciation and amortization                     30,167      29,413
    Deferred income taxes                                  -           -
    Change in:
      Receivables                                     67,405      78,072
      Gas in storage                                  (3,992)    (16,702)
      Other current assets                              (549)       (983)
      Accounts payable                               (11,201)    (25,391)
      Accrued taxes                                   (1,414)      3,991
      Refundable gas costs                            (8,845)    (12,350)
      Other current liabilities                        1,449       5,101
      Other non-current assets and liabilities       (12,561)     (7,222)
                                                   ----------  ----------
                                                      71,150      71,600
                                                   ----------  ----------
Investment Activities:
  Capital expenditures                               (24,300)    (24,228)
  Other, net                                             212         240
                                                   ----------  ----------
                                                     (24,088)    (23,988)
                                                   ----------  ----------
Financing Activities:
  Change in short-term borrowings                    (34,725)    (33,975)
  Reduction of long-term debt                         (2,000)     (2,000)
  Cash dividends paid to WICOR, Inc.                 (18,000)    (16,500)
                                                   ----------  ----------
                                                     (54,725)    (52,475)
                                                   ----------  ----------

Change in Cash and Cash Equivalents                   (7,663)     (4,863)
Cash and Cash Equivalents at
  Beginning of Period                                  7,854       8,960
                                                   ----------  ----------
Cash and Cash Equivalents at End of Period         $     191   $   4,097
                                                   ==========  ==========

The accompanying notes are an integral part of these statements.

Notes to Financial Statements (Unaudited):
------------------------------------------

1)	At September 30, 1998, Wisconsin Gas had total unsecured
lines of credit available from several banks of $105 million. As of September 30, 1998, commercial paper totaling $43.9 million was outstanding under these credit agreements with a weighted average interest rate of 5.5%.

2)	For purposes of the Statements of Cash Flows, income taxes
paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                           For the Nine Months
                                           Ended September 30,
                                         ----------------------
                                            1998        1997
                                         ----------  ----------
                                         (Thousands of Dollars)

Income taxes paid                        $  10,615   $  11,235
Interest paid                            $   7,723   $   7,710

3)	For the three and nine month periods ended September 30,
1998 and 1997, net earnings was the only component of other comprehensive income.

4)	Certain prior year financial statement amounts have been
reclassified to conform to their current year presentation.

Part II - Other Information
---------------------------

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

		27	Financial data schedule (EDGAR version only)


b)	Reports on Form 8-K.  There were no reports on Form 8-K filed by the Company during the third quarter of 1998.

        15                             SIGNATURES
                                       ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                WISCONSIN GAS COMPANY



Dated:  October 30, 1998                By:    /s/ Joseph P. Wenzler
                                                   Joseph P. Wenzler


                                             Senior Vice President and
                                              Chief Financial Officer

                               Wisconsin Gas Company
                                FORM 10-Q Exhibits


Exhibit No.                   Description
-----------            -------------------------
    27                 Financial data schedule