Form 10-K405
period 1998-12-31
WISCONSIN GAS CO
filed 1999-03-23
CIK 107819

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1998
                                        OR
    / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from         to

                        Commission file number 1-7530

                             WISCONSIN GAS COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Wisconsin                     39-0476515
     -------------------------------       -------------------
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)       Identification No.)

               626 East Wisconsin Avenue
                      P.O. Box 334
                 Milwaukee, Wisconsin                     53201
       ----------------------------------------        ----------
       (Address of principal executive offices)        (Zip Code)

     Registrant's telephone number, including area code:  414-291-7000

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

       Aggregate market value of the voting stock held by non-affiliates of the registrant: None

       Number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 1999:

       Common Stock, $8 par value               1,125 shares

              -----   Documents Incorporated by Reference   -----
           WICOR, Inc. proxy statement dated March 15, 1999 (Part III)

                           Reduced Disclosure Format

The registrant meets the conditions set forth in General Instructions (J)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format.

                           TABLE OF CONTENTS

                                                                  PAGE
                                                                --------
PART I.                                                             1

Forward-Looking Statements                                          1

  Item  1.   Business                                               1

    (a)   General                                                   1

    (b)   Gas Supply, Pipeline Capacity and Storage                 2

        (1)  General                                                2
        (2)  Pipeline Capacity and Storage                          2
        (3)  Term Gas Supply                                        3
        (4)  Spot Market Gas Supply                                 3
    (c)   Wisconsin Regulatory Matters                              4
        (1)  Rate Matters                                           4
        (2)  Gas Cost Recovery Mechanism                            4
        (3)  Proposed New Pipeline                                  4
        (4)  Transition Cost Recovery Policy                        4
        (5)  Changing Regulatory Environment                        4
    (d)   Employees                                                 5

  Item  2.   Properties                                             5

  Item  3.   Legal Proceedings                                      5

  Item  4.   Submission of Matters to a Vote of Security Holders    6

PART II.                                                            6

  Item  5.   Market for Registrant's Common Equity and
                Related Stockholder Matters                         6

  Item  6.   Selected Financial Data                                6

  Item  7.   Management's Discussion and Analysis of Results of
                Operations and Financial Condition                  6

  Item 7A.   Quantitative and Qualitative Disclosures About
                Market Risk                                         6

  Item  8.   Financial Statements and Supplementary Data            6

  Item  9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                 6

Part III.                                                           6

  Item 10.   Directors and Executive Officers of the Registrant     6

  Item 11.   Executive Compensation                                 6

  Item 12.   Security Ownership of Certain
                Beneficial Owners and Management                    7

  Item 13.   Certain Relationships and Related Transactions         7

Part IV.                                                            7

  Item 14.   Exhibits, Financial Statement Schedules
                and Reports on Form 8-K                             7

    (a)   Documents Filed as Part of the Report                     7

      1.  All Financial Statements and Report of
             Independent Public Accountants                         7
      2.  Financial Statement Schedules                             7
      3.  Exhibits                                                  7

    (b)   Reports on Form 8-K                                       9

                                         PART I

                               Forward-Looking Statements
                               --------------------------
       Certain matters discussed in this annual report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statements will include such words as the Company "believes," "anticipates" or "expects," or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. The factors include general economic conditions; changes in natural gas prices and supply availability; business conditions in the energy industry; the impact of and changes in government regulations; changes in environmental remediation costs; and other risk factors identified from time to time by the Company in reports filed with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Item  1.       BUSINESS
-----------------------
(a)       General

       Wisconsin Gas Company (the "Company" or "Wisconsin Gas") is a Wisconsin corporation and is a wholly-owned subsidiary of WICOR, Inc. ("WICOR").
The Company maintains its principal executive offices in Milwaukee, Wisconsin. The Company is the largest natural gas distribution public utility in Wisconsin. At December 31, 1998, Wisconsin Gas distributed gas to approximately 529,000 residential, commercial and industrial customers in 524 communities throughout Wisconsin. Wisconsin Gas' service area has a population of approximately 2,000,000 based on the State of Wisconsin's estimates for 1998. The Company is subject to the jurisdiction of the Public Service Commission of Wisconsin ("PSCW") as to various phases of its operations, including rates, service and issuance of securities.

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

Customer Class                              Year Ended
                          -----------------------------------------------
                            December 31, 1998         December 31, 1997
                          ---------------------     ---------------------
                          Thousands                 Thousands
Sales                     of Therms*    Percent     of Therms*    Percent
---------------------     ----------    -------     ----------    -------
Residential                 408,550       35.7        484,330       37.5
Commercial                  193,000       16.8        219,220       17.0
Large Volume Commercial
  and Industrial Firm        47,620        4.2         87,240        6.8
Commercial and
  Industrial
  Interruptible              36,580        3.2         72,770        5.5
                          ----------    -------     ----------    ------
Total Sales                 685,750       59.9        863,560       66.8
Transportation
--------------
  Transported               460,170       40.1        428,830       33.2
                          ----------    -------     ----------    ------
Total Gas Throughput      1,145,920      100.0      1,292,390      100.0
                          ==========    =======     ==========    ======


*One therm equals 100,000 BTU's

       Federal and state regulators continue to implement policies to bring more competition to the gas industry. The PSCW has instituted a proceeding to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry. While the gas utility distribution function is expected to remain a heavily regulated, monopoly function, the sales of the natural gas commodity and related services, which are currently utility monopoly functions, are expected to become increasingly subject to competition from third parties. However, it remains uncertain if and when the Company may face competition for selling gas to its smaller firm customers. Consequently, the Company is positioning itself to react quickly if and when regulation changes to permit customer choice.

       With PSCW approval, Wisconsin Gas implemented a small-customer gas-supplier choice pilot program that is designed to test (1) market acceptance of third-party gas sellers, (2) third-party seller interest in selling gas in different market segments, and (3) Wisconsin Gas' capabilities to administer a distribution-only business. The pilot program began on November 1, 1996, and has about 2,300 small commercial and residential participants. Wisconsin Gas expects to continue the pilot program, with certain modifications.

       Wisconsin Gas also has taken steps to enable its large firm commercial and industrial customers to transfer from sales and distribution to distribution-only service. As a consequence of state regulatory policies and Wisconsin Gas' actions, the volume of gas sold by third parties and distributed by Wisconsin Gas now constitutes approximately 40% of total gas distributed by the Company. In 1998, Wisconsin Gas added over 8,000 new customers and has added more than 43,000 new customers over the past five years.

(b)       Gas Supply, Pipeline Capacity and Storage

       (1)       Pipeline Capacity and Storage

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

       Wisconsin Gas also maintains high deliverability storage in the mid-continent and Southeast production areas as well as in the market area. This storage capacity is designed to deliver gas when other supplies cannot be delivered during extremely cold weather in the producing areas, which can reduce long-line supply.

       Wisconsin Gas' firm winter daily transportation and storage capacity entitlements from pipelines under long-term contracts are set forth below.

                                              Maximum
                                            (Thousands
                          Pipeline           of Therms*)
              ------------------------      ------------
              ANR
                Mainline                         2,848
                Storage                          4,826
              NNG
                Mainline                         1,040
                Storage                            236
              Viking
                Mainline                           105
              Peaking Facilities                    76
                                            ------------
                Total                            9,131
                                            ============

*One therm equals 100,000 BTU's.

       (2)       Term Gas Supply

       Wisconsin Gas has contracts for firm supplies with terms in excess of 30 days with 18 gas suppliers for gas produced in each of the three producing areas discussed above. The term contracts have varying durations so that only a portion of the Company's gas supply expires in any year. Management believes the volume of gas under contract is sufficient to meet its forecasted firm peak day demand. The following table sets forth Wisconsin Gas' winter maximum daily total firm gas deliverability.


                                           Maximum
                                         (Thousands
                                          of Therms*)
                                         ------------
       Domestic flowing gas                   1,949
       Canadian flowing gas                   1,628
       Storage withdrawals                    5,062
       Peaker withdrawals                        76
                                         ------------
         Total                                8,715
                                         ============

*One therm equal 100,000 BTU's.

       (3)       Secondary Market Transactions

       Capacity release is a mechanism by which pipeline long-line and storage capacity and for gas supplies under contract may be sold in the secondary market. Local distribution companies, such as Wisconsin Gas, must contract for capacity and supply sufficient to meet the firm peak day demand of their customers. Peak or near peak demand days generally occur only a few times each year, so capacity release facilitates higher utilization of contracted capacity and supply during those times when the capacity and supply are not needed by the utility thereby helping to offset the costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase that excess capacity and supply. The proceeds from these transactions are passed-through to the ratepayers, subject to the incentive gas cost mechanism pursuant to which the Company's shareholders have an opportunity to share in the gas cost savings. See "Wisconsin Regulatory Matters - Gas Cost Recovery" for information on the incentive gas cost recovery mechanism. During 1998, Wisconsin Gas continued its active participation in the capacity release market.

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

(c)       Wisconsin Regulatory Matters

       (1)  Rate Matters

       Wisconsin Gas is subject to the jurisdiction of the PSCW as to various phases of its operations, including rates, customer service and issuance of securities.

       Wisconsin Gas' rates were made subject to a three-year total margin rate cap (through October 1997) based on the rates in effect in November 1994. The PSCW approved two one-year extensions of the margin cap mechanism in 1996 and 1997. In 1998, the PSCW granted a two-year extension until November 1, 2001. The PSCW order also specified margin rate floors for each rate class.
Wisconsin Gas has the ability to raise or lower margin rates within the specified range on a quarterly basis. The rates at December 31, 1998, were $1.5 million below the cap because of annualized rate reductions of $9.0 million beginning in 1995 offset by an increase of $7.5 million in 1998.

       (2)  Gas Cost Recovery

       Wisconsin Gas' rates traditionally contained clauses providing for periodic adjustment, with PSCW approval, to reflect changes in purchased gas costs including the recovery of transition costs passed through by pipeline suppliers. See "Wisconsin Regulatory Matters - Transition Cost Recovery Policy."

       The PSCW approved a three-year incentive gas cost recovery mechanism for Wisconsin Gas effective November 1, 1997. Under the mechanism, monthly targeted gas supply costs, including upstream capacity costs, are set. At the end of each 12-months, Wisconsin Gas' actual gas supply costs are compared with the aggregate annual targeted costs. If Wisconsin Gas' actual costs are written 1.5% (either above or below) the target costs, Wisconsin Gas recovers its actual costs. If Wisconsin Gas' actual costs are between 1.5% and 4% below the target, Wisconsin Gas and its customers share the benefits equally. Similarly, if actual gas costs are between 1.5% and 4% above the target, Wisconsin Gas and its customers share the additional costs equally. If actual costs are outside the 4% band either side of the target, the benefits and additional costs, as the case may be, accrue to or are borne by customers. For the year November 1, 1997 through October 31, 1998, Wisconsin Gas accrued $3.8 million of benefits under the mechanism.

       (3)  Proposed New Pipeline

       On March 10, 1999, WICOR announced the formation of a joint venture to construct the Guardian interstate natural gas pipeline from the Chicago market hub near Joliet, Illinois to southeastern Wisconsin. Subsidiaries of CMS Energy, a Dearborn, Michigan based international energy company, and Northern States Power Company, a Minneapolis based diversified energy company, are the sponsors of the project with WICOR. The three partners will have equal ownership interests in the project.

       The Guardian Pipeline will consist of approximately 150 miles of 36-inch pipe and related compression equipment and will be designed to carry about 750,000 Dekatherms per day of gas. The total cost of the project, which requires Federal Energy Regulatory Commission ("FERC") approval, is approximately $230 million. The pipeline is scheduled to be in service by November 1, 2002. Wisconsin Gas has committed to purchase 650,000 Dekatherms per day of capacity on the pipeline and will construct a 35-mile lateral at a cost of approximately $45 million to connect its distribution system to the Guardian Pipeline. Wisconsin Gas must obtain approvals from the PSCW to contract for capacity on the Guardian pipeline and to construct the lateral to connect to Guardian.

       The project, if approved by FERC and placed in service, is expected to increase the availability and reliability of gas transportation service in Northern Illinois and southeastern Wisconsin as well as introduce or increase competition among pipelines serving the area.

       (4)  Transition Cost Recovery Policy

       Interstate pipelines are permitted to recover certain costs incurred in the transition from the bundled sales service to the FERC unbundled Order No. 636 regime. ANR and NNG have made filings since 1992 to recover transition costs. The Company expects any future filings to recover additional transition costs will be immaterial. Wisconsin Gas will bear a portion of any such additional costs approved by the FERC. The PSCW has permitted Wisconsin Gas to recover transition costs from customers through its rates.

       (5)  Changing Regulatory Environment

       The PSCW has instituted a proceeding to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry. To date, the PSCW has made a policy decision to deregulate gas prices for customer segments with workably competitive market choices. The PSCW has identified numerous issues which must be resolved before its policy can be implemented. The PSCW has a number of work groups addressing these issues. Work group recommendations to the PSCW are due at various times during 1999. The Company is unable to determine what impact this proceeding may have on Wisconsin Gas' operations or financial position.

(d)       Employees

       The Company had 954 full-time equivalent active employees at December 31, 1998.

Item  2.       PROPERTIES
-------------------------
       Wisconsin Gas owns a distribution system which, on December 31, 1998, included approximately 9,100 miles of distribution and transmission mains, 447,700 services and 561,400 active meters. The Company's distribution system consists almost entirely of plastic and coated steel pipe. The Company owns its main office building in Milwaukee, office buildings in certain other communities in which it serves, gas regulating and metering stations, peaking facilities and its major service centers, including garage and warehouse facilities.

Item  3.  LEGAL PROCEEDINGS
---------------------------
       There are no material legal proceedings pending, other than ordinary routine litigation incidental to the Company's business, to which the Company is a party, except as discussed below. There are no material legal proceedings to which any officer or director is a party or has a material interest adverse to the Company's. There are no material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which the Company is or would be a party.

       Wisconsin Gas has identified two previously owned sites on which it operated manufactured gas plants that are of environmental concern. Such plants ceased operations prior to the mid-1950's. In 1997 the Company completed a comprehensive review of its potential environmental liabilities stemming from these two former manufactured gas plant sites. Significant technological developments, lower unit costs and the recognition of the "brown fields" concept by regulatory agencies have all resulted in a reduction in the estimate of the probable liability for cleanup to $7.9 million. Expenditures over the next three years are expected to total approximately $5 million.

       The cleanup estimate discussed above includes the costs of feasibility studies, data collection, soil and groundwater remediation activities and ongoing monitoring activities through 2017. Environmental remediation work for one of the sites was commenced in 1998 and will continue through 1999. Wisconsin Gas is evaluating potential remediation options at the second site. It is reasonably possible that, due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities and changes in remediation technology, the ultimate cost of remediation could change in the future. The Company periodically reviews its accrued liabilities for such remediation costs as evidence becomes available indicating that its remediation liability has changed.

       Due to anticipated regulatory treatment, changes in the recorded cleanup liability for manufactured gas plant sites do not immediately impact net income. Under the current ratemaking treatment approved by the PSCW, the costs expended in the environmental remediation of these sites, net of any insurance proceeds, are deferred and recovered from gas customers (less carrying costs).

       On February 21, 1997, Wisconsin Gas was named by the defendant in an environmental cleanup lawsuit as a codefendant. The suit involves contamination of a Milwaukee area industrial site by wood chips characteristic of those used in the manufactured gas process. Wisconsin Gas believes it is not the source of the contaminated wood chips and intends to vigorously defend the suit. Although the Company is unable to predict the outcome of the litigation, management believes that amounts recovered from its insurance carriers and through rate relief will be sufficient to cover any such liability.

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

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Omitted pursuant to General Instruction J(2)(c).

PART II

Item  5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                           STOCKHOLDER MATTERS
----------------------------------------------------------------
       WICOR owns all the issued and outstanding common stock of the Company. The Wisconsin Business Corporation Law and the Company's Indenture and the agreements under which debt is outstanding contain certain restrictions on the payment of dividends on common stock. By order of the PSCW, Wisconsin Gas is generally permitted to pay dividends up to the amount projected in its rate case ($16 million). The Company may pay dividends in excess of $16 million so long as the payment will not cause its common equity ratio to fall below 48.43%. If payment of projected dividends would cause its common equity ratio to fall below 43% of total capitalization (including short-term debt), or if payment of additional dividends would cause its common equity ratio to fall below 48.43%, Wisconsin Gas must obtain PSCW approval to pay such dividends. Wisconsin Gas has projected the payment of $25.5 million of dividends during the 12 months ending October 31, 1999. See Note 7 of Notes to Financial Statements contained in Exhibit 13, consistency of portions of the WICOR 1998 Annual Report to Shareholders, which note is incorporated herein by reference. For the year ended December 31, 1998, the Company's average common equity level was 53.2%.

       The Company paid cash dividends of $24,000,000 and $22,000,000 on common stock to WICOR in 1998 and 1997, respectively.

Item  6.       SELECTED FINANCIAL DATA
--------------------------------------
       Omitted pursuant to General Instruction J(2)(a).

Item  7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------
       Reference is made to the section entitled "Management's Discussion and Analysis" set forth in the WICOR 1998 Annual Report to Shareholders. Such section is included in Exhibit 13, which, insofar as it pertains to the Company, is hereby incorporated herein by reference.

Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------
       The Company uses derivative financial instruments to manage commodity risk associated with the price of natural gas. The Company's policy prohibits the use of derivative financial instruments for trading purposes.

       The Company has a risk management program that has been approved by the PSCW. This program allows the Company to utilize call and put option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under this program, the Company has the ability to hedge up to 50% of its planned gas deliveries for the heating season. The PSCW has also allowed the Company to hedge gas purchased for storage during non-heating months. The cost of the call and put option contracts, as well as gains or losses realized under the contracts do not affect net income as they are recovered dollar for dollar under the purchased gas adjustment clause. As of December 31, 1998, the Company had options covering approximately 33% of the volumes of gas in storage, and call options covering 15% of the expected natural gas purchases for the remainder of the 1998-1999 heating season.

Item  8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------------
       Financial statements for the Company together with the report of independent public accountants are included in Part IV of this report.

Item  9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------
       There has been no change in or disagreement with the Company's independent accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported pursuant to this item.

PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------------
       Omitted pursuant to General Instruction J(2)(c).

Item 11.       EXECUTIVE COMPENSATION
-------------------------------------
       Omitted pursuant to General Instruction J(2)(c).

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------------
       Omitted pursuant to General Instruction J(2)(c).

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------------
       Omitted pursuant to General Instruction J(2)(c).


       PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------------
(a)   The following documents are filed as part of this Annual Report on Form
      10-K:

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

     3.2 Wisconsin Gas Company By-laws, as amended (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for
1994).

     4.1 Indenture, dated as of September 1, 1990, between Wisconsin Gas Company and Firstar Bank Milwaukee, N.A., Trustee (incorporated by reference to Exhibit 4.11 to Wisconsin Gas Company's Form S-3 Registration Statement No. 33-36639).

     4.2 Officers' Certificate, dated as of September 15, 1993, setting forth the terms of the Company's 6.60% debentures due 2013 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K Current Report for September, 1993).

     4.3 Officers' Certificate, dated as of November 7, 1995, setting forth the terms of the Company's 6-3/8% Notes due 2005 (incorporated by reference to the Company's Form 8-K Current Report dated November 7, 1995).

     4.4 Revolving Credit Agreement, dated as of August 6, 1997, among Wisconsin Gas Company and Citibank, N.A., as Agent, Firstar Bank Milwaukee, N. A., Harris Trust & Savings Bank and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated as of October 31, 1997).

     4.5 WICOR, Inc. Master Savings Trust Agreement, dated as of October 1, 1996, between WICOR, Inc. and Marshall & Ilsley Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated as of October 30, 1996).

     4.6 Loan Agreement, dated as of March 29, 1996, by and among ABN AMRO Bank N.V., Wisconsin Gas Company Employee's Savings Plans Trust and WICOR, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated as of April 26, 1996).

     4.7 First Amendment, dated as of November 27, 1996, to Loan Agreement, dated as of March 29, 1996, by and among WICOR, Inc. Master Savings Trust (formerly the Wisconsin Gas Company Employees' Savings Plans Trust), WICOR, Inc. and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K for 1996).

     10.1 Service Agreement, dated as of June 1, 1994, among WICOR, Inc., Wisconsin Gas Company, WEXCO of Delaware, Inc., Sta-Rite Industries, Inc. and SHURflo Pump Manufacturing Co. (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for 1995).

     10.2#*    WICOR, Inc. 1992 Director Stock Option Plan, as amended.

     10.3#     Form of nonstatutory stock option agreement used in conjunction with the WICOR, Inc. 1992 Director Stock Option Plan (incorporated by reference to Exhibit 4.2 to WICOR, Inc.'s Form S-8 Registration Statement No. 37-67132).

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

     10.8#*    Wisconsin Gas Company Supplemental Retirement Income Program.

     10.9#*    Wisconsin Gas Company 1999 Officers' Incentive Compensation
Plan.

     10.10#    Wisconsin Gas Company Group Travel Accident Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for
1992).

     10.11#    Form of Deferred Compensation Agreement between Wisconsin Gas
Company and certain of its officers (incorporated by reference to Exhibit
10.25 to the Company's Annual Report on Form 10-K for 1991).

     13*      "Financial Review" portions of WICOR, Inc. 1998 Annual Report to
Shareholders.

     27*      Financial Data Schedule. (EDGAR version only)

(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed during the fourth quarter of 1998.


# Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company.
* Indicates a document filed herewith.

                                     SIGNATURES
                                     ----------

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         WISCONSIN GAS COMPANY



Date:  March 18, 1999       By       /s/   JOSEPH P. WENZLER
                                    -------------------------------
                                           Joseph P. Wenzler
                                           Vice President and
                                        Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the registrant and in the capacities and in the dates indicated.

          Signature                     Title                       Date
------------------------ ------------------------------------- ---------------
BRONSON J. HAASE
----------------
Bronson J. Haase         President and Chief Executive Officer
                         (Principal Executive Officer)          March 18, 1999

JOSEPH P. WENZLER
-----------------
Joseph P. Wenzler        Vice President and                     March 18, 1999
                         Chief Financial Officer
                         (Principal Financial and
                         Principal Accounting Officer)

WENDELL F. BUECHE
-----------------
Wendell F. Bueche        Director                               March 18, 1999

WILLIE D. DAVIS
---------------
Willie D. Davis          Director                               March 18, 1999

JERE D. MCGAFFEY
----------------
Jere D. McGaffey         Director                               March 18, 1999

DANIEL F. MCKEITHAN, JR.
------------------------
Daniel F. McKeithan, Jr. Director                               March 18, 1999

GUY A. OSBORN
-------------
Guy A. Osborn            Director                               March 18, 1999

THOMAS F. SCHRADER
------------------
Thomas F. Schrader       Director                               March 18, 1999

STUART W. TISDALE
-----------------
Stuart W. Tisdale        Director                               March 18, 1999

GEORGE E. WARDEBERG
-------------------
George E. Wardeberg      Director                               March 18, 1999

ESSIE M. WHITELAW
-----------------
Essie M. Whitelaw        Director                               March 18, 1999

WILLIAM B. WINTER
-----------------
William B. Winter        Director                               March 18, 1999

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wisconsin Gas Company:

We have audited the accompanying balance sheets and statements of capitalization of WISCONSIN GAS COMPANY (a Wisconsin corporation and a wholly owned subsidiary of WICOR, Inc.) as of December 31, 1998 and 1997, and the related statements of income, common equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Gas Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.










Milwaukee, Wisconsin,       ARTHUR ANDERSEN LLP
January 25, 1999.

                                  WISCONSIN GAS COMPANY
                                  Statements of Income

                                                       Year Ended December 31,
                                                 ----------------------------------
                                                    1998        1997        1996
          (Thousands of Dollars)                 ----------  ----------  ----------
Operating Revenues                               $ 428,562   $ 536,720   $ 573,255
                                                 ----------  ----------  ----------
Operating Expenses:
  Cost of gas sold                                 252,181     342,749     365,398
  Operations                                        79,178      84,647      91,436
  Maintenance                                        8,393       8,535       8,767
  Depreciation                                      33,568      31,714      32,848
  Taxes, other than income taxes                     9,038       9,600       9,230
                                                 ----------  ----------  ----------
                                                   382,358     477,245     507,679
                                                 ----------  ----------  ----------
Operating Income                                    46,204      59,475      65,576
                                                 ----------  ----------  ----------
Interest Expense                                    12,448      12,698      12,934
Other Income and (Expenses), net                    (2,125)       (366)       (662)
                                                 ----------  ----------  ----------
Income Before Income Taxes                          35,881      47,143      53,304
Income Tax Provision                                13,213      17,808      20,580
                                                 ----------  ----------  ----------
Net Earnings                                     $  22,668   $  29,335   $  32,724
                                                 ==========  ==========  ==========

The accompanying notes are an integral part of these statements.

                               WISCONSIN GAS COMPANY
                                   Balance Sheet

                                                        As of December 31,
                                                    --------------------------
                                                       1998           1997
          (Thousands of Dollars)                    -----------   ------------
Assets
------
  Property, Plant and Equipment, at cost            $  828,748    $   801,069
  Less - Accumulated depreciation                      448,270        421,098
                                                    -----------   ------------
                                                       380,478        379,971
                                                    -----------   ------------
Current Assets:
  Cash and cash equivalents                              6,690          7,854
  Accounts receivable, less allowance for doubtful
    accounts of $10,170 and $13,306, respectively       39,580         72,238
  Accounts receivable - intercompany, net                  440            233
  Accrued revenues                                      42,524         39,986
  Gas in storage, at weighted average cost              36,751         40,657
  Materials and supplies, at weighted average cost       3,590          3,192
  Deferred income taxes                                 12,579         17,667
  Prepaid taxes                                          3,480          6,162
  Other                                                  2,330          1,984
                                                    -----------   ------------
                                                       147,964        189,973
                                                    -----------   ------------
Deferred Charges and Other:
  Regulatory assets                                     59,319         53,910
  Prepaid pension costs                                 42,396         35,212
  Systems development costs                             12,901         17,424
  Other                                                  8,434          7,398
                                                    -----------   ------------
                                                       123,050        113,944
                                                    -----------   ------------
                                                    $  651,492    $   683,888
                                                    ===========   ============


The accompanying notes are an integral part of these statements.

                                 Wisconsin Gas Company
                                     Balance Sheets

                                                          As of December 31,
                                                     ----------------------------
                                                         1998            1997
          (Thousands of Dollars)                     -------------   ------------
Capitalization and Liabilities
------------------------------
Capitalization (See accompanying statement):
  Long-term debt                                     $    158,839    $   110,657
  Preferred stock                                               -              -
  Common equity                                           213,346        215,249
                                                     -------------   ------------
                                                          372,185        325,906
                                                     -------------   ------------
Current Liabilities:
  Accounts payable                                         36,844         43,491
  Short-term borrowings                                    65,000         78,671
  Current portion of long-term debt                         2,000         42,000
  Refundable gas costs                                     18,570         24,776
  Accrued payroll and benefits                              8,394          8,066
  Accrued taxes                                             1,675          5,537
  Other                                                     3,077          3,829
                                                     -------------   ------------
                                                          135,560        206,370
                                                     -------------   ------------
Deferred Credits and Other Liabilities:
  Postretirement benefit obligation                        44,741         48,942
  Deferred income taxes                                    40,375         37,689
  Regulatory liabilities                                   32,153         36,533
  Environmental remediation costs                           7,922         12,084
  Unamortized investment tax credit                         6,357          6,808
  Other                                                    12,199          9,556
                                                     -------------   ------------
                                                          143,747        151,612
                                                     -------------   ------------
                                                     $    651,492    $   683,888
                                                     =============   ============

The accompanying notes are an integral part of these statements.

                                 WISCONSIN GAS COMPANY
                                Statements of Cash Flows

                                                       Years Ended December 31,
                                                  ----------------------------------
                                                     1998        1997        1996
          (Thousands of Dollars)                  ----------  ----------  ----------
Operations:
  Net earnings                                    $  22,668   $  29,335   $  32,724
  Adjustments to reconcile net earnings
   to net cash flows:
    Depreciation and amortization                    40,335      39,820      41,111
    Deferred income taxes                             7,775       2,332      (2,183)
    Net pension and other postretirement
      benefit (income) cost                          (8,001)     (2,974)      1,574
    Change in:
      Receivables                                    20,130      15,698     (15,680)
      Gas in storage                                  3,905      (7,973)     (8,756)
      Other current assets                             (743)       (410)     (4,711)
      Accounts payable                               (6,647)    (21,057)     23,469
      Accrued taxes                                  (1,180)      5,266      (1,327)
      Refundable gas costs                           (6,206)     (6,769)     (2,802)
      Other current liabilities                        (632)       (899)       (950)
      Other non-current assets and liabilities       (9,240)     (8,254)     (8,924)
                                                  ----------  ----------  ----------
                                                     62,164      44,115      53,545
                                                  ----------  ----------  ----------
Investment Activities:
  Capital expenditures                              (35,492)    (35,017)    (36,586)
  Acquisition of water utility                         (509)          -           -
  Proceeds from sale of assets                        1,762           -           -
  Other, net                                            301         293         285
                                                  ----------  ----------  ----------
                                                    (33,938)    (34,724)    (36,301)
                                                  ----------  ----------  ----------
Financing Activities:
  Change in short-term borrowings                   (13,671)     13,171       8,000
  Issuance of long-term debt                         50,000           -           -
  Reduction of long-term debt                       (42,000)     (2,000)     (4,000)
  Cash dividends paid to WICOR, Inc.                (24,000)    (22,000)    (20,000)
  Other                                                 281         332         253
                                                  ----------  ----------  ----------
                                                    (29,390)    (10,497)    (15,747)
                                                  ----------  ----------  ----------
Change in Cash and Cash Equivalents                  (1,164)     (1,106)      1,497
Cash and Cash Equivalents at Beginning of Period      7,854       8,960       7,463
                                                  ----------  ----------  ----------
Cash and Cash Equivalents at End of Period        $   6,690   $   7,854   $   8,960
                                                  ==========  ==========  ==========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
  Income taxes, net of refunds                    $   8,694   $  11,814   $  29,048
  Interest                                        $  12,303   $  11,886   $  11,763

The accompanying notes are an integral part of these statements.

                                     WISCONSIN GAS COMPANY
                                  Statements of Common Equity
                                     (Thousands of Dollars)

                                                                            Accumulated
                                                                               Other
                                                      Other                    Compre-
                                           Common    Paid-In    Retained       hensive
                                Total      Stock     Capital    Earnings       Income
                              ---------- --------- ----------- ----------- -------------
Balance at December 31, 1995  $ 194,582  $      9  $  118,842  $   76,630  $      (899)
  Net earnings                   32,724         -           -      32,724            -
  Other comprehensive income:
    Minimum pension
      liability adjustment         (307)        -           -           -         (307)
                              ---------- --------- ----------- ----------- ------------
Comprehensive income             32,417         -           -      32,724         (307)
                              ---------- --------- ----------- ----------- ------------
Cash dividends paid
  to WICOR, Inc.                (20,000)        -           -     (20,000)           -
Other                              (431)        -         253        (684)           -
                              ---------- --------- ----------- ----------- ------------
Balance at December 31, 1996    206,568         9     119,095      88,670       (1,206)
  Net earnings                   29,335         -           -      29,335            -
  Other comprehensive income:
    Minimum pension
      liability adjustment         (236)        -           -           -         (236)
                              ---------- --------- ----------- ----------- ------------
Comprehensive income             29,099         -           -      29,335         (236)
                              ---------- --------- ----------- ----------- ------------
Cash dividends paid
  to WICOR, Inc.                (22,000)        -           -     (22,000)           -
Other                             1,582         -       1,582           -            -
                              ---------- --------- ----------- ----------- ------------
Balance at December 31, 1997    215,249         9     120,677      96,005       (1,442)
  Net earnings                   22,668         -           -      22,668            -
  Other comprehensive income:
    Minimum pension
      liability adjustment         (782)        -           -           -         (782)
                              ---------- --------- ----------- ----------- ------------
Comprehensive income             21,886         -           -      22,668         (782)
                              ---------- --------- ----------- ----------- ------------
Cash dividends paid
  to WICOR, Inc.                (24,000)        -           -     (24,000)           -
Other                               211         -         211           -            -
                              ---------- --------- ----------- ----------- ------------
Balance at December 31, 1998  $ 213,346  $      9  $  120,888  $   94,673  $    (2,224)
                              ========== ========= =========== =========== ============

The accompanying notes are an integral part of these statements.

                              Wisconsin Gas Company
                          Statements of Capitalization

                                                        As of December 31,
                                                 -------------------------------
                                                      1998             1997
               (Thousands of Dollars)            ---------------  --------------
Long-Term Debt
--------------
  Commercial paper (See Note 5 of the Notes      $       50,000   $           -
    to the Financial Statements)
  First mortgage bonds
    Adjustable Rate Series, 7.2% and 8.1%,
      respectively, due 1999                                  -           2,000
    6.6% Notes due 2013                                  45,000          45,000
    6.375% Notes due 2005                                65,000          65,000
    Unamortized debt discount and expense                (1,161)         (1,343)
                                                 ---------------  --------------
                                                        158,839         110,657
                                                 ---------------  --------------
Preferred Stock
---------------
  Without par value, cumulative;
    authorized 1,500,000 shares,
    none outstanding                                          -               -
                                                 ---------------  --------------
Common Equity
-------------
  Common stock, $8 par value,
    authorized 5,000,000 shares,
    1,125 shares outstanding                                  9               9
  Other paid-in capital                                 120,888         120,677
     Retained earnings                                   94,673          96,005
  Accumulated other comprehensive income                 (2,224)         (1,442)
                                                 ---------------  --------------
                                                        213,346         215,249
                                                 ---------------  --------------
                                                 $      372,185   $     325,906
                                                 ===============  ==============

The accompanying notes are an integral part of these statements.

                         Wisconsin Gas Company
                     Notes to Financial Statements

1.  ACCOUNTING POLICIES

a.  Business

Wisconsin Gas Company (Wisconsin Gas), the oldest and largest natural gas distribution utility in Wisconsin, is a public utility engaged in the distribution of natural gas throughout Wisconsin. Most of its revenues, however, are derived from gas delivered in southeastern Wisconsin. Wisconsin Gas is subject to regulation by the Public Service Commission of Wisconsin
(PSCW) and gives recognition to ratemaking policies substantially in accordance with the Federal Energy Regulatory Commission (FERC) System of Accounts. At December 31, 1998, Wisconsin Gas served approximately 529,000 customers in 524 communities.

b.  Gas Distribution Revenues and Purchased Gas Costs

Utility billings are rendered on a cycle basis. Revenues include estimated amounts accrued for service provided but not yet billed.
Wisconsin Gas's rate schedules contain purchased gas adjustment (PGA) provisions which permit the recovery of actual purchased gas costs incurred. The difference between actual gas costs incurred and costs recovered through rates, adjusted for inventory activity, is deferred as a current asset or liability. Subject to the sharing mechanism discussed below, the deferred balance is returned to or recovered from customers at intervals throughout the year and any residual balance at the annual October 31 reconciliation date is subsequently refunded to or recovered from customers.
The gas cost incentive mechanism (GCIM) approved by the PSCW in October
1997 became effective on November 1, 1997, for each of the three years ending October 31, 1998, 1999 and 2000. Under the GCIM, Wisconsin Gas's gas commodity and capacity costs are compared to monthly benchmarks. If at the end of each GCIM year, such costs deviate by more than 1.5% from the benchmark cost of gas, the utility shares such excess or reduced costs on a 50-50 basis with customers. The sharing mechanism applies only to costs between 1.5% and 4% above or below the benchmark. The GCIM provides an opportunity for Wisconsin Gas's earnings to increase or decrease as a result of gas and capacity acquisition activities. Reduced gas costs under the GCIM have been shared between the Company and its customers.

c.  Plant and Depreciation

Gas distribution property, plant and equipment is stated at original cost, including overhead allocations. Upon ordinary retirement of plant assets, original cost plus cost of removal, net of salvage, is charged to accumulated depreciation, and no gain or loss is recognized.
The depreciation of Wisconsin Gas' assets is computed using straight-line rates over estimated useful lives and considers salvage value. These rates have been consistently used for ratemaking purposes. The composite rates were 4.4%, 4.3% and 4.5% for 1998, 1997 and 1996, respectively.
The Company also owns equipment that it leases to customers and is included in property, plant and equipment. This equipment is depreciated on a straight line basis over its estimated useful life.

d.  Regulatory Accounting

Wisconsin Gas accounts for its regulated operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This statement sets forth the application of generally accepted accounting principles to those companies whose rates are determined by an independent third-party regulator. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the period when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities).

The amounts recorded as regulatory assets and regulatory liabilities in the balance sheet at December 31, 1998 and 1997 are as follows:

(Thousands of Dollars)                       1998        1997
                                          ----------  ----------
Regulatory assets:
  Postretirement benefit costs (Note 8)   $  36,720   $  39,498
  Deferred uncollectible expenses            19,960      11,056
  Income tax-related amounts
    due from customers (Note 3)               2,295       2,648
  Other                                         344         708
                                          ----------  ----------
                                          $  59,319   $  53,910
                                          ==========  ==========
Regulatory liabilities:
  Income tax-related amounts
    due to customers (Note 3)             $  18,058   $  19,725
  Unrecognized pension income (Note 8)       10,929      13,780
  Other                                       3,166       3,028
                                          ----------  ----------
                                          $  32,153   $  36,533
                                          ==========  ==========

Wisconsin Gas is precluded from discontinuing service to residential customers within its service area during the heating season. Any differences between doubtful account provisions based on actual experience and provisions allowed for ratemaking purposes by the PSCW are deferred and recovered in future rates. The most recent PSCW rate order provides for a $21.4 million allowable annual provision for doubtful accounts, including amortization of prior deferred amounts. See Notes 7 and 8 for discussion of additional deferred charges.

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

g.  Derivative Financial Instruments

Wisconsin Gas uses derivative financial instruments to manage commodity risks associated with the price of natural gas. The Company's policy prohibits the use of derivative financial instruments for trading purposes.

Wisconsin Gas has a commodity risk management program that has been approved by the PSCW. This program allows Wisconsin Gas to utilize call and put option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under this program, Wisconsin Gas has the ability to hedge up to 50% of its planned gas deliveries for the heating season The PSCW has also allowed Wisconsin Gas to hedge gas purchased for storage during non-heating months. The cost of the call and put option contracts, as well as gains or losses realized under the contracts do not affect net income as they are recovered dollar for dollar under the purchased gas adjustment clause. As of December 31, 1998, Wisconsin Gas had put options covering approximately 33% of the volumes of gas in storage, and call options covering 15% of the expected natural gas purchases for the remainder of the 1998-1999 heating season.

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


2.  NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivitive Instruments and Hedging Activities", effective in the first quarter of 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently evaluating the impact of the provisions of SFAS 133 on its financial statements. The Company does not believe that SFAS 133 will materially increase volatility in earnings and other comprehensive income.

During 1998, the Company adopted Statement of Position No. 98-1,
"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software developed or obtained for internal use. The impact of adopting this statement on the Company's financial statements was immaterial.

3.  INCOME TAXES

The current and deferred components of income tax expense for each of the years ended December 31 are as follows:

(Thousands of Dollars)           1998        1997        1996
------------------------      ----------  ----------  ----------
Current
  Federal                     $   7,017   $  13,198   $  19,202
  State                           1,698       3,216       4,724
                              ----------  ----------  ----------
Total Current                     8,715      16,414      23,926
                              ----------  ----------  ----------
Deferred
  Federal                         3,193         707      (3,040)
  State                           1,305         687        (306)
                              ----------  ----------  ----------
Total Deferred                    4,498       1,394      (3,346)
                              ----------  ----------  ----------
Total Provision               $  13,213   $  17,808   $  20,580
                              ==========  ==========  ==========

	The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

                                         Years Ended December 31,
                             -------------------------------------------------
(Thousands of Dollars)            1998             1997             1996
------------------------     ---------------	  ---------------  	---------------
Statutory U.S. tax rates     $12,559   35.0%   $16,500   35.0%   $18,656   35.0%
State income taxes, net        2,047    5.7      2,629    5.6      2,948    5.5
Investment credit restored      (445)  (1.2)      (451)  (1.0)      (453)  (0.9)
Excess deferred
   tax amortization             (645)  (1.8)      (630)  (1.3)      (556)  (1.0)
Other, net                      (303)  (0.9)      (240)  (0.5)       (15)     -
                             ---------------   ---------------   ---------------
Effective Tax Rates          $13,213 	 36.8%   $17,808   37.8%   $20,580   38.6%
                             ===============   ===============   ===============

The components of deferred income tax assets and liabilities at December 31, 1998 and 1997 are as follows:

(Thousands of Dollars)                           1998        1997
--------------------------                    ----------  ----------
Current Deferred Income Tax Assets
Recoverable gas costs                       $   7,176  $    9,712
Inventory                                       3,790       4,036
Deferred compensation                           2,039       1,907
Other                                            (426)      2,012
                                            ----------  ----------
                                            $  12,579   $  17,667
                                            ==========  ==========
Long-term Deferred Income Tax Liabilities
Property related                            $  37,772   $  38,945
Pension benefits                               12,259       8,649
Systems development costs                       5,178       6,993
Investment tax credit                          (4,205)     (4,503)
Environmental                                  (3,180)     (4,819)
Postretirement benefits                        (3,220)     (3,791)
Deferred compensation                          (3,055)     (2,921)
Other                                          (1,174)       (864)
                                            ----------  ----------
                                            $  40,375   $  37,689
                                            ==========  ==========
4.  SHORT-TERM BORROWINGS

As of December 31, 1998 and 1997, Wisconsin Gas had total unsecured lines of credit available from banks of $135.0 million and $120.0 million, respectively. The credit lines may be used for, among other purposes, the support of commercial paper issued by Wisconsin Gas. At December 31, 1998, $115.0 million of commercial paper was outstanding at a weighted average interest rate of 5.7%. Commercial paper totaling $50.0 million was classified as long-term. At December 31, 1997, $78.7 million of commercial paper was outstanding at a weighted average interest rate of 5.8%.
During 1997, Wisconsin Gas renegotiated its existing revolving credit agreement. Restrictive covenants under the new five-year $30 million credit agreement which expires in August, 2002, include leverage and interest coverage ratios.

5.  LONG-TERM DEBT

In January 1999, Wisconsin Gas issued $50 million of 5.5% Unsecured
Notes due 2009. The proceeds of the offering were used in part to reduce commercial paper issued in November 1998, in connection with the maturity of $40.0 million 7.5% Notes. In addition to the unsecured notes, Wisconsin Gas has previously issued first mortgage bonds which matured during the first quarter of 1999.. Substantially all gas distribution property acquired prior to January 1, 1993, is subject to a first mortgage lien pursuant to the indenture under which these first mortgage bonds were issued. Wisconsin Gas has no plans to issue any additional first mortgage bonds. Maturities and sinking fund requirements during the succeeding five years on all long-term debt total $2.0 million in 1999, nil in 2000, 2001, 2002 and 2003 and $160.0 million, thereafter.

6.  RESTRICTIONS

The PSCW has established a 13-month average equity range of 43% to 50% for Wisconsin Gas and also requires it to request PSCW approval prior to the payment of dividends on its common stock to WICOR if the payment would reduce its common equity (net assets) below 43% of total capitalization (including short-term debt). Under this requirement, $41.4 million of Wisconsin Gas's net assets at December 31, 1998, plus future earnings, were available for such dividends without PSCW approval. In addition, the PSCW must also approve any dividends in excess of $16 million for any 12-month period beginning November 1 if such dividends would reduce Wisconsin Gas's 13-month average equity below 48.43% of its total capitalization. Wisconsin Gas paid $6.0 million in dividends in November 1998 and expects to pay $25.5 million in dividends for the 12 months ending October, 1999. At December 31, 1998, Wisconsin Gas's equity was 53.2% of its total capitalization.

7.  ACQUISITIONS

	During 1998, Wisconsin Gas acquired a small municipal water utility, at book value, for $0.5 million in cash. The acquisition was accounted for as a purchase and the results of operations were included in the Company's financial statements from the date of acquisition.

8.  COMMITMENTS AND CONTINGENCIES
a.  Gas Supply

Wisconsin Gas has agreements for firm pipeline and storage capacity that expire at various dates through 2008. The aggregate amount of required payments under such agreements total approximately $505.9 million, with annual required payments of $105.5 million in 1999, $97.5 million in 2000, $95.6 million in 2001, $93.5 million in 2002 and $74.9 million in 2003. Wisconsin Gas's total payments for firm pipeline and storage capacity prior to recovery from sales of excess capacity were $113.9 million in 1998, $126.6 million in 1997 and $129.6 million in 1996.
The purchased gas adjustment provisions of Wisconsin Gas's rate schedules permit the recovery of gas costs from its customers subject to the GCIM sharing mechanism.
The FERC has allowed ANR Pipeline Company (ANR) to recover capacity and "above market" supply costs associated with quantities purchased from Dakota Gasification Company ("Dakota") under a long-term contract expiring in the year 2009. Consistent with guidelines set forth in Order No. 636, ANR has allocated 90% of Dakota costs to firm transportation service. Based on its contracted quantities with ANR, Wisconsin Gas is currently paying approximately $100,000 per month of Dakota costs.
Transition costs billed to Wisconsin Gas are being recovered from customers under the purchased gas provisions within its rate schedules.

b.  Capital Expenditures

Certain commitments have been made in connection with 1999 capital expenditures. Wisconsin Gas capital expenditures for 1999 are estimated at $45 million.

c.  Environmental Matters

In 1997, Wisconsin Gas was named as a co-defendant in an environmental cleanup lawsuit. The suit involves contamination of a Milwaukee area industrial site by wood chips characteristic of those used in the manufactured gas process. Wisconsin Gas believes it is not the source of the contaminated wood chips and is vigorously defending the suit. Although Wisconsin Gas is unable to predict the outcome of the litigation, management believes that amounts recovered from its insurance carriers or through rate recovery will be sufficient to cover any such liability.

Wisconsin Gas has identified two previously owned sites on which it operated manufactured gas plants. Such plants ceased operations prior to the mid-1950's. During 1997, Wisconsin Gas completed a comprehensive review of its potential environmental accrual stemming from these two former manufactured gas plant sites. Significant technological developments, lower unit costs and the recognition of the "brown fields" concept by regulatory agencies resulted in a reduction of the estimated probable liability for cleanup to $7.9 million. Expenditures over the next three years are expected to total approximately $5 million.

The cleanup estimate discussed above includes the costs of feasibility studies, data collection, soil and groundwater remediation activities and ongoing monitoring activities through 2017. Environmental remediation work for one of the sites commenced in the first quarter of 1998 and will continue through 1999. Wisconsin Gas is evaluating potential remediation options at the second site. It is reasonably possible that, due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities and changes in remediation technology, the ultimate cost of remediation could change in the future. Wisconsin Gas periodically reviews its accrued liabilities for such remediation costs as evidence becomes available indicating that its remediation liability has changed.

Due to anticipated regulatory treatment, changes in the recorded liability do not immediately impact net income. Under the current ratemaking treatment approved by the PSCW, the costs expended in the environmental remediation of these sites, net of any insurance proceeds, would be deferred and recovered from gas customers.

d.  Other

The Company is party to various legal proceedings arising in the ordinary course of business which are not expected to have a material effect on Wisconsin Gas's financial position or results of operations.

9.  BENEFIT PLANS

  a.  Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and postretirement benefit plans to employees. Effective January 1, 1998, the Company adopted SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans at December 31, 1998 and 1997.

                                                               Other Postretirement
                                         Pension Benefits             Benefits
                                      ----------------------  ----------------------
(Thousands of dollars)                   1998        1997        1998        1997
                                      ----------  ----------  ----------  ----------
Change in benefit obligation
Benefit obligation at January 1       $ 128,014   $ 117,305   $  85,986   $  79,927
Service cost                              3,008       3,139         989       1,920
Interest cost                             9,088       9,046       4,505       5,388
Amendments and settlements                 (848)       (634)    (11,264)          -
Actuarial loss (gain)                    10,415       7,461     (16,182)      1,676
Benefits paid                           (10,666)     (8,303)     (3,187)     (2,925)
                                      ----------  ----------  ----------  ----------
Benefit obligation at December 31       139,011     128,014      60,847      85,986
                                      ----------  ----------  ----------  ----------

Change in plan assets
Fair value of plan assets
  at January 1                          209,161     176,992      54,957      40,846
Actual return on plan assets             11,556      40,067       2,732      11,320
Employer contributions                        -           -       3,948       5,717
Benefits paid from plan assets          (10,261)     (7,898)     (3,186)     (2,926)
                                      ----------  ----------  ----------  ----------
Fair value of plan assets
  at December 31                        210,456     209,161      58,451      54,957
                                      ----------  ----------  ----------  ----------

Funded status of the plans               71,445      81,147      (2,396)    (31,029)
Unrecognized net actuarial (gain)       (27,234)    (42,495)    (20,909)     (8,386)
Unrecognized prior service cost           2,187       3,145     (23,355)    (13,476)
Unrecognized net transition (asset)      (8,170)     (9,621)      1,919       3,949
                                      ----------  ----------  ----------  ----------
Net amount recognized                 $  38,228   $  32,176   $ (44,741)  $ (48,942)
                                      ==========  ==========  ==========  ==========

Amounts recognized in the Balance Sheet
    Prepaid benefit cost              $  42,396   $  35,212   $       -   $       -
    Accrued benefit liability            (4,168)     (3,036)    (44,741)    (48,942)
    Additional minimum liability         (2,224)     (1,442)          -           -
    Accumulated other
      comprehensive income                2,224       1,442           -           -
                                      ----------  ----------  ----------  ----------
Net amount recognized                 $  38,228   $  32,176   $ (44,741)  $ (48,942)
                                      ==========  ==========  ==========  ==========

Assumptions as of December 31
Discount rate (weighted average)          6.50%       7.25%       6.50%       7.25%
Expected return on plan assets            9.00%       9.00%       9.00%       9.00%
Rate of compensation increase             4.50%       4.50%       4.50%       4.50%

Net pension (income) costs and other postretirement benefit costs for each of the years ended December 31 include the following components:

                                        Pension Benefits        Other Postretirement Benefits
                                   --------------------------  --------------------------------
(Thousands of Dollars)               1998     1997     1996       1998       1997       1996
                                   -------- -------- --------  ---------- ---------- ----------
Service costs                      $ 3,008  $ 3,139  $ 3,732   $     989  $   1,920  $   2,507
Interest costs on projected
  benefit obligations                9,088    9,046    9,269       4,505      5,388      5,915
Expected (gain) on assets          (16,342) (15,136) (14,391)     (5,168)    (4,053)    (3,412)
Amortization of:
  Transition obligation (asset)     (1,437)  (1,443)  (1,466)          -          -          -
  Prior service cost                   114      300      301      (1,384)      (957)      (957)
  Actuarial (gain) loss                (78)    (338)      94      (1,223)      (767)        55
                                   -------- -------- --------  ---------- ---------- ----------
                                    (5,647)  (4,432)  (2,461)     (2,281)     1,531      4,108
Amortization of regula-
  tory (liability) asset            (2,851)  (2,851)  (2,851)      2,778      2,778      2,778
                                   -------- -------- --------  ---------- ---------- ----------
Net benefit (income) expense       $(8,498) $(7,283) $(5,312)  $     497  $   4,309    $ 6,886
                                   ======== ======== ========  ========== ========== ==========

Pension plans. Employer contributions and funding policies are consistent with funding requirements of Federal law and regulations. Commencing November 1, 1992, Wisconsin Gas pension costs or credits have been calculated in accordance with SFAS 87 and are recoverable from customers. Prior to this date, pension costs were recoverable in rates as funded. The cumulative difference between the amounts funded and the amounts based on SFAS 87 through November 1, 1992, is recorded as a regulatory liability and is being amortized as a reduction of pension expense over an eight-year period effective November 1, 1994.

In 1998, the Company's Board of Directors approved certain amendments to the plan for non-represented employees of Wisconsin Gas, effective January 1, 1998. Such amendments change the manner in which benefits accrue and the time at which benefits become payable under the non-represented plan.

Postretirement health care and life insurance. In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees when they reach normal retirement age while working for the Company. Wisconsin Gas funds the accrual annually based on the maximum tax deductible amount. Commencing January 1, 1992, Wisconsin Gas postretirement benefit costs have been calculated in accordance with SFAS 106 and are recoverable from customers. The cumulative difference between the amounts funded and the amounts based on SFAS 106 through January 1, 1992, is recorded as a regulatory asset and is being amortized over a twenty-year period beginning January 1, 1992.

In 1998, the Company's Board of Directors approved certain amendments to the plan for non-represented employees of Wisconsin Gas, effective January 1, 1998. Such amendments change the manner in which benefits accrue and the time at which benefits become payable under the non-represented plan and impose a limitation on the dollar amount of the employer's share of the cost of covered benefits incurred by a plan participant.

The postretirement benefit cost components for 1998 were calculated assuming health care cost trend rates ranging from up to 10% for 1999 and decreasing to 5% in 2004. The health care cost trend rate has a significant effect on the amounts reported. An increase of one percentage point in the assumed health care cost trend rate in each year would increase the accumulated postretirement benefit obligation as of December 31, 1998, by $3.4 million and the aggregate of the service and interest cost components of postretirement expense by $0.2 million. A corresponding decrease would decrease the accumulated postretirement benefit obligation by $2.9 million and the aggregate of the service and interest cost components of postretirement expense by $0.2 million.

Plan assets are primarily invested in equities and fixed income securities.

  b.  Retirement Savings Plans

Wisconsin Gas maintains various employee savings plans, which provide employees a mechanism to contribute amounts up to 16% of their compensation for the year. Wisconsin Gas matching contributions may be made for up to 5% of eligible compensation including 1% for the Employee Stock Ownership Plan
(ESOP). Total contributions were valued at $1.3 million in 1998 and $1.2 million in 1997 and 1996.

  c.  Employee Stock Ownership Plan

In November 1991, WICOR established an ESOP covering non-union employees of Wisconsin Gas. The ESOP funds employee benefits of up to 1% of compensation with WICOR common stock distributed through the ESOP.
The ESOP used the proceeds from a $10 million, adjustable rate loan
(5.6% interest rate at December 31, 1998), guaranteed by WICOR, to purchase 862,532 shares of WICOR common stock (adjusted for the two-for-one stock split effected in May 1998). The ESOP has extended the adjustable rate loan, with similar terms, until May 31, 2002. Because WICOR has guaranteed the loan, the unpaid balance ($2.8 million) is shown as long-term debt with a like amount of unearned compensation being recorded as a reduction of common equity on WICOR's balance sheet.
The ESOP trustee is repaying the loan with dividends on shares of WICOR common stock held by the ESOP and with Wisconsin Gas contributions to the ESOP.

10.  Year 2000 Date Conversion

Issues relating to Year 2000 conversion are the result of computer software programs being written using two digits rather than four to define the applicable year. Any of the Company's software programs, computer hardware or equipment that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, distribute natural gas or engage in other normal business activities.
The Company has developed a formal plan to ensure that its significant date-sensitive computer software and hardware systems (Information Technology) and other equipment utilized in its various activities (Operating Equipment) will be Year 2000 compliant and operational on a timely basis. The plan addresses all of the Company's locations, and includes a review of computer applications that connect elements of the Company's business directly to its customers and suppliers. The plan also includes an assessment process to determine if the Company's significant customers and suppliers will be Year 2000 compliant.
The Company's plan to resolve issues relating to Year 2000 conversion includes four major phases - assessment, remediation, testing, and implementation. To assist the Company in reaching Year 2000 compliance, the Company has retained third party consultants. The Company has substantially completed the assessment phase of its plan for all of its significant Information Technology and Operating Equipment that it believes could be affected by the Year 2000 conversion. Based upon its assessment, the Company concluded that it would be necessary to reprogram and/or replace certain of its Information Technology. The Company also determined that certain of its Operating Equipment would also require modifications to ensure it remains operational.
For its Information Technology applications as of December 31, 1998, the Company believes it is approximately 72% compliant on all of its significant systems, and estimates that it will complete software reprogramming and/or replacement in the second quarter of 1999. The Company believes that the Operating Equipment at December 31, 1998 was approximately 61% compliant, and expects to complete remediation during the second quarter of 1999.
With respect to operations that involve third parties, the Company has made inquiries of its significant customers and suppliers and, at the present time and based on such inquiries, is not aware of Year 2000 issues facing these third parties that would materially impact the Company's operations. However, the Company has no means of ensuring that these customers and suppliers (and, in turn, their customers and suppliers) will be Year 2000 compliant in a timely manner. The inability of these parties to successfully resolve their Year 2000 issues could have a material adverse effect on the Company.
Despite the efforts that the Company has undertaken, there can be no assurances that every Year 2000 related issue will be identified and addressed before January 1, 2000. An unexpected failure as a result of a Year 2000 compliance issue could result in an interruption in certain normal business activities or operations. For that reason, the Company is currently developing contingency plans to address alternatives in the event certain Year 2000 compliance failures occur.
Through December 31, 1998, the Company had spent approximately $3.2 million for Year 2000 remediation. The amount of additional development and remediation costs necessary for the Company to prepare for Year 2000 is estimated to be approximately $0.6 million and is expected to be funded through operating cash flow.

The estimates of and timetable for becoming Year 2000 compliant constitute "forward looking statements" as defined in the Private Securities Legislation Reform Act of 1995.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and short-term borrowings approximates fair value due to the short-term maturities of these instruments.
The fair value of the Company's long-term debt is estimated based on the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the Company's bond rating and the present value of future cash flows.
Because the Company operates in a regulated environment, the Company would probably not be affected by realization of gains or losses on extinguishment of its outstanding fixed-rate debt. Realized gains would be refunded to and losses would be recovered from the Company's customers through gas rates.
The estimated fair value of the Company's financial instruments at December 31 is as follows:

                                       1998                 1997
                                ------------------   ------------------
                                Carrying   Fair      Carrying   Fair
                                 Amount    Value      Amount    Value
                                --------  --------   --------  --------
Cash and cash equivalents       $  6,690  $  6,690   $  7,854  $  7,854
Accounts receivable             $ 39,580  $ 39,580   $ 72,238  $ 72,238
Short-term debt                 $ 65,000  $ 65,000   $ 78,671  $ 78,671
Long-term debt                  $158,839  $162,739   $110,657  $111,999

12.	QUARTERLY FINANCIAL DATA (Unaudited)

Because seasonal factors significantly affect the Company's operations, the following data is not comparable between quarters:

(Thousands of dollars)        First      Second      Third      Fourth
-----------------------     ---------  ----------  ---------  ----------
1998
Operating Revenues          $169,447   $  78,190   $ 53,987   $ 126,938
Operating Income (Loss)     $ 32,626   $    (335)  $ (7,871)  $  21,784
Net Income (Loss)           $ 18,502   $  (1,716)  $ (6,095)  $  11,977

1997
Operating Revenues          $226,242   $  93,280   $ 58,537   $ 158,661
Operating Income (Loss)     $ 41,671   $   3,353   $ (7,835)  $  22,286
Net Income (Loss)           $ 23,916   $     331   $ (6,576)  $  11,664

                               INDEX TO EXHIBITS

     3.1 Wisconsin Gas Company Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for 1988).

     3.2 Wisconsin Gas Company By-laws, as amended (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for
1994).

     4.1 Indenture, dated as of September 1, 1990, between Wisconsin Gas Company and Firstar Bank Milwaukee, N.A., Trustee (incorporated by reference to Exhibit 4.11 to Wisconsin Gas Company's Form S-3 Registration Statement No. 33-36639).

     4.2 Officers' Certificate, dated as of September 15, 1993, setting forth the terms of the Company's 6.60% debentures due 2013 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K Current Report for September, 1993).

     4.3 Officers' Certificate, dated as of November 7, 1995, setting forth the terms of the Company's 6-3/8% Notes due 2005 (incorporated by reference to the Company's Form 8-K Current Report dated November 7, 1995).

     4.4 Revolving Credit Agreement, dated as of August 6, 1997, among Wisconsin Gas Company and Citibank, N.A., as Agent, Firstar Bank Milwaukee, N. A., Harris Trust & Savings Bank and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated as of October 31, 1997).

     4.5 WICOR, Inc. Master Savings Trust Agreement, dated as of October 1, 1996, between WICOR, Inc. and Marshall & Ilsley Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated as of October 30, 1996).

     4.6 Loan Agreement, dated as of March 29, 1996, by and among ABN AMRO Bank N.V., Wisconsin Gas Company Employee's Savings Plans Trust and WICOR, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated as of April 26, 1996).

     4.7 First Amendment, dated as of November 27, 1996, to Loan Agreement, dated as of March 29, 1996, by and among WICOR, Inc. Master Savings Trust (formerly the Wisconsin Gas Company Employees' Savings Plans Trust), WICOR, Inc. and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K for 1996).

     10.1 Service Agreement, dated as of June 1, 1994, among WICOR, Inc., Wisconsin Gas Company, WEXCO of Delaware, Inc., Sta-Rite Industries, Inc. and SHURflo Pump Manufacturing Co. (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for 1995).

     10.2#     WICOR, Inc. 1992 Director Stock Option Plan, as amended.

     10.3#     Form of nonstatutory stock option agreement used in conjunction with the WICOR, Inc. 1992 Director Stock Option Plan (incorporated by reference to Exhibit 4.2 to WICOR, Inc.'s Form S-8 Registration Statement No. 37-67132).

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

     10.8#     Wisconsin Gas Company Supplemental Retirement Income Program

     10.9#     Wisconsin Gas Company 1999 Officers' Incentive Compensation
Plan.

     10.10#    Wisconsin Gas Company Group Travel Accident Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for
1992).

     10.11#    Form of Deferred Compensation Agreement between Wisconsin Gas
Company and certain of its officers (incorporated by reference to Exhibit
10.25 to the Company's Annual Report on Form 10-K for 1991).

     13       "Financial Review" portions of WICOR, Inc. 1998 Annual Report to
Shareholders.

     27       Financial Data Schedule. (EDGAR version only)