Form 10-Q
period 1999-03-31
WISCONSIN GAS CO
filed 1999-05-03
CIK 107819

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10 - Q

 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly Period Ended March 31, 1999
                                or
/ /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to

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

Yes    X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                  Outstanding at April 16, 1999
--------------------------        -----------------------------
Common Stock, $8 Par Value                    1,125

                           INTRODUCTION

Wisconsin Gas Company ("Wisconsin Gas" or "Company"), a natural gas distribution public utility, is a Wisconsin corporation and a wholly-owned subsidiary of WICOR, Inc. ("WICOR"), a diversified holding company.


                             CONTENTS


                                                             PAGE

PART I - Financial Information                                  1

Financial Statements of Wisconsin Gas Company (Unaudited):

   Statements of Operation for the Three
     Months Ended March 31, 1999 and 1998                       2

   Balance Sheets as of March 31, 1999 and
     December 31, 1998                                        3-4

   Statements of Cash Flows for the Three
     Months Ended March 31, 1999 and 1998                       5

   Notes to Financial Statements                                6

   Management's Discussion and Analysis of
     Interim Financial Statements                             7-9

   Quantitative and Qualitative Disclosures About Market Risk   9


PART II.  Other Information

   Exhibits and Reports on Form 10-K                           10

   Signatures                                                  11

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

 >> the impact of warmer- or colder-than-normal weather on the energy business
 >> economic conditions, including the availability of individual discretionary income and changes in interest rates
 >>  changes in natural gas prices and supply availability
 >>  increased competition in deregulated energy markets
 >>  the pace and extent of energy industry deregulation
 >>  regulatory, governmental and judiciary decisions
 >>  increases in costs to clean up environmental contamination
 >>  the Company's ability to increase prices
 >>  market demand for the Company's products and services
 >>  unanticipated expenses or outcomes associated with year
     2000 date conversion

Part I - Financial Information


Item 1  Financial Statements
----------------------------
The financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998

In the opinion of management, the information furnished reflects all adjustments, which in all circumstances were normal and recurring, necessary for a fair presentation of the results of operations for the interim periods.

Because of seasonal factors, the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full calendar year.

                              WISCONSIN GAS COMPANY
                       Statements of Operation (Unaudited)
[CAPTION]

                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                       1999        1998
                                                    ----------  ----------
                                                    (Thousands of Dollars)
Operating Revenues                                  $ 170,397   $ 169,447
                                                    ----------  ----------
Operating Expenses:
  Cost of gas sold                                     93,548     101,354
  Operations                                           23,812      22,536
  Maintenance                                           1,882       1,940
  Depreciation                                          8,725       8,377
  Taxes, other than income taxes                        2,504       2,614
                                                    ----------  ----------
                                                      130,471     136,821
                                                    ----------  ----------
Operating Income                                       39,926      32,626
                                                    ----------  ----------
Interest Expense                                        3,422       3,386
Other Income, net                                         299         247
                                                    ----------  ----------
Income Before Income Taxes                             36,803      29,487
Income Taxes                                           13,833      10,985
                                                    ----------  ----------
Net Earnings                                        $  22,970   $  18,502
                                                    ==========  ==========

The accompanying notes are an integral part of these statements.

                               WISCONSIN GAS COMPANY
                                   Balance Sheets
[CAPTION]

                                                    March 31,
                                                      1999      December 31,
                                                   (Unaudited)      1998
                                                   -----------  ------------
                                                    (Thousands of Dollars)
Assets
------
  Property, Plant and Equipment, at cost           $  833,711   $   828,748
  Less - Accumulated depreciation                     456,707       448,270
                                                   -----------  ------------
                                                      377,004       380,478
                                                   -----------  ------------
Current Assets:
  Cash and cash equivalents                             1,668         6,690
  Accounts receivable, less allowance
    for doubtful accounts of $15,042
    and $10,170, respectively                          76,575        39,580
  Accrued revenues                                     27,481        42,524
  Gas in storage, at weighted average cost             11,702        36,751
  Materials and supplies, at weighted average cost      4,228         3,590
  Deferred income taxes                                12,578        12,579
  Prepaid taxes                                         1,984         3,480
  Other                                                 1,563         2,330
                                                   -----------  ------------
                                                      137,779       147,524
                                                   -----------  ------------
Deferred Charges and Other:
  Regulatory assets                                    58,036        59,319
  Prepaid pension costs                                43,219        42,396
  Systems development costs                            11,826        12,901
  Other                                                 9,490         8,434
                                                   -----------  ------------
                                                      122,571       123,050
                                                   -----------  ------------
                                                   $  637,354   $   651,052
                                                   ===========  ============

The accompanying notes are an integral part of these statements.

                            Wisconsin Gas Company
                                Balance Sheets
                                  (continued)
[CAPTION]

                                              March 31,
                                                1999      December 31,
                                             (Unaudited)      1998
                                             -----------  ------------
Capitalization and Liabilities
------------------------------
Capitalization:
  Common stock                               $        9   $         9
  Other paid-in capital                         120,978       120,888
  Retained earnings                             111,145        94,673
  Accumulated other comprehensive income         (2,224)       (2,224)
  Long-term debt                                158,110       158,839
                                             -----------  ------------
                                                388,018       372,185
                                             -----------  ------------
Current Liabilities:
  Accounts payable                               35,802        36,844
    Accounts payable - intercompany, net            310          (440)
  Short-term borrowings                               -        65,000
  Current portion of long-term debt                   -         2,000
  Refundable gas costs                           50,115        18,570
  Accrued payroll and benefits                    8,098         8,394
  Accrued taxes                                  14,442         1,675
  Other                                           2,418         3,077
                                             -----------  ------------
                                                111,185       135,120
                                             -----------  ------------
Deferred Credits and Other:
  Postretirement benefit obligation              43,386        44,741
  Deferred income taxes                          40,375        40,375
  Regulatory liabilities                         30,106        32,153
  Environmental remediation costs                 6,764         7,922
  Unamortized investment tax credit               6,000         6,357
  Other                                          11,520        12,199
                                             -----------  ------------
                                                138,151       143,747
                                             -----------  ------------
                                             $  637,354   $   651,052
                                             ===========  ============

The accompanying notes are an integral part of these statements.

                          WISCONSIN GAS COMPANY
                        Statements of Cash Flows
[CAPTION]

                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                         1999        1998
                                                      ----------  ----------
                                                      (Thousands of Dollars)
                    (Unaudited)
Operations:
  Net earnings                                        $  22,970   $  18,502
  Adjustments to reconcile net earnings
   to net cash flows:
    Depreciation and amortization                        10,333      10,210
    Deferred income taxes                                     -           -
    Net pension/other postretirement benefit (income)    (2,235)     (1,460)
    Change in:
      Receivables                                       (21,952)    (13,994)
      Gas in storage                                     25,049      32,733
      Other current assets                                  129        (326)
      Accounts payable                                   (1,042)     (5,793)
      Accrued taxes                                      14,263       8,305
      Refundable gas costs                               31,545      23,943
      Other current liabilities                            (205)         71
      Other non-current assets and liabilities           (4,852)     (3,137)
                                                      ----------  ----------
                                                         74,003      69,054
                                                      ----------  ----------
Investment Activities:
  Capital expenditures                                   (5,546)     (4,442)
  Other, net                                                 21         110
                                                      ----------  ----------
                                                         (5,525)     (4,332)
                                                      ----------  ----------
Financing Activities:
  Change in short-term borrowings                       (65,000)    (62,671)
  Reduction of long-term debt                            (2,000)     (2,000)
  Cash dividends paid to WICOR, Inc.                     (6,500)     (6,000)
                                                      ----------  ----------
                                                        (73,500)    (70,671)
                                                      ----------  ----------
Change in Cash and Cash Equivalents                      (5,022)     (5,949)
Cash and Cash Equivalents at Beginning of Period          6,690       7,854
                                                      ----------  ----------
Cash and Cash Equivalents at End of Period            $   1,668   $   1,905
                                                      ==========  ==========

The accompanying notes are an integral part of these statements.

Notes to Financial Statements (Unaudited):
------------------------------------------

1)	At March 31, 1999, Wisconsin Gas had total unsecured lines
of credit available from several banks of $135.0 million.
As of March 31, 1999, no short-term borrowings were outstanding under these credit agreements.


2)	For purposes of the Statements of Cash Flows, income taxes
paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                       	For the Three Months
	                                          Ended March 31,
                                       -----------------------
                                       	  1999         1998
                                       ----------   ----------
                                       	(Thousands of Dollars)

Income taxes paid                     	$   2,841    $   5,859
Interest paid	                         $   2,570    $   2,462


3)	For the three months ended March 31, 1999 and 1998, net
earnings was the only component of other comprehensive income.

Item 2.              Management's Discussion and Analysis
                      of Interim Financial Statements of
                             Wisconsin Gas Company
Results of Operations
---------------------
Net earnings increased by $4.5 million, or 24%, to $23.0 million for the first quarter of 1999 compared to the same quarter of last year. The following factors had a significant effect on the results of operations during the three-month period ended March 31, 1999.

The increase in net earnings for the first quarter resulted from increased gas margins which were partially offset by increased operating expenses. The improvement in gas margins resulted primarily from increased firm sales volumes and a $7.5 million annual rate increase effective August 1, 1998.

Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better comparative performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause with an insignificant effect on margin.

                                         Three
                                      Months Ended
                                        March 31
                                 ----------------------     %
(Millions of Dollars)               1999        1998     Change
                                 ----------  ----------  ------
Gas Sales Revenues               $   162.3   $   162.3      -
Cost of Gas Sold                      93.5       101.4      (8)
                                 ----------  ----------
Gas Sales Margin                      68.8        60.9      13
Gas Transport Margin                   8.0         7.2      11
                                 ----------  ----------
Total Margin                     $    76.8   $    68.1      13
                                 ==========  ==========
(Millions of Therms)
Utility Sales Volumes
---------------------
  Firm                               326.9       301.7       8
  Interruptible                       10.0        14.0     (29)
Transportation Volume                160.3       138.0      16
                                 ----------  ----------
Total Throughput                     497.2       453.7      10
                                 ==========  ==========
Heating Degree Days:
  Actual                             3,235       2,915       11
                                 ==========  ==========
  Twenty year average                3,421
                                 ==========

The increase in firm sales volumes for the first quarter of 1999 as compared with the 1998 first quarter was caused principally by colder weather. The weather was 11% colder in the first quarter of 1999 than during the same period in 1998 although still 5% warmer than the 20-year average. The increase in transportation volumes was due to more customers purchasing gas from sources other than Wisconsin Gas and transporting the volumes over the Wisconsin Gas distribution system.

Operating and maintenance expenses increased by $1.2 million, or 5%, for the three-month period ended March 31, 1999, compared with the same period of 1998. The increase reflects $1.9 million of Public Service of Wisconsin (PSCW) approved additional uncollectible accounts expense which became effective November 1, 1998. The increase was partially offset by lower labor and benefit expenses.

Depreciation expense for the three months ended March 31, 1999, increased by $0.3 million, or 4%, compared with the same period of last year. The 1999 increase was due to plant additions.

Interest expense remained relatively flat for the three-months ended March 31, 1999, compared with the similar period of 1998.

Income tax expense was $2.8 million higher for the first three months of 1999, compared with the same period last year, reflecting increased pre-tax income.

Financial Condition
-------------------
Cash flow from operations for the three months ended March 31, 1999, increased by $4.9 million, or 7%, from the comparable period in 1998. The cash flow improvement is due primarily to lower gas prices and increased earnings. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable levels are higher in the heating season as compared with the summer months.

Capital expenditures for the three months ended March 31, 1999, increased $1.1 million, or 25%, to $5.5 million.

The Company anticipates additional short-term borrowings during the third and fourth quarters of 1999 to finance working capital, primarily gas in storage and the financing of accounts receivable during the heating season. The Company believes it has sufficient capacity under existing lines of credit to satisfy its future working capital needs.

Proposed New Pipeline
---------------------
On March 10, 1999, the WICOR announced the formation of a joint venture to construct the Guardian interstate natural gas pipeline from the Chicago market hub near Joliet, Illinois to southeastern Wisconsin. Subsidiaries of CMS Energy, a Dearborn, Michigan based international energy company, and Northern States Power Company, a Minneapolis based diversified energy company, are the sponsors of the project with WICOR. The three partners will have equal ownership interests in the project.

The Guardian Pipeline will consist of approximately 150 miles of 36-inch pipe and related compression equipment and will be designed to carry at least 650,000 Dekatherms per day of gas. The total cost of the project, which requires United States Federal Energy Regulatory Commission (FERC) approval, is approximately $230 million. The pipeline is scheduled to be in service by November 1, 2002. Wisconsin Gas has committed to purchase 650,000 Dekatherms per day of capacity on the pipeline and will construct a 35-mile lateral at a cost of approximately $45 million to connect its distribution system to the Guardian Pipeline.

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

The Company's plan to resolve issues relating to Year 2000 conversion includes four major phases - assessment, remediation, testing, and implementation. To assist the Company in reaching Year 2000 compliance, the Company has retained third party consultants. The Company has substantially completed the assessment phase of its plan for all of its significant Information Technology and Operating Equipment that it believes could be affected by the Year 2000 conversion. Based upon its assessment, the Company concluded that it would be necessary to reprogram and/or replace certain of its Information Technology. The Company also determined that certain of its Operating Equipment would also require modification to ensure it remains operational.

For its Information Technology applications as of March 31, 1999, the Company believes it is approximately 89% compliant on all of its significant systems, and estimates that it will complete software reprogramming and/or replacement in the second quarter of 1999. The Company believes that the Operating Equipment at March 31, 1999 is approximately 81% compliant, and the Company is targeting completion during the second quarter of 1999.

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

Through March 31, 1999, the Company had spent approximately $3.5 million for Year 2000 remediation. The amount of additional development and remediation costs necessary for the Company to prepare for Year 2000 is estimated to be approximately $0.5 million and is expected to be funded through operating cash flow.


Item 3. Quantitative and Qualitative Disclosures About Market.
--------------------------------------------------------------
The Company's market risk includes the potential loss arising from adverse changes in the price of natural gas. The Company's objective in managing this risk is to reduce fluctuations in earnings and cash flows associated with changes in natural gas prices. The Company's policy prohibits the use of derivative financial instruments for trading purposes.

Wisconsin Gas has a commodity risk management program that has been approved by the PSCW. This program allows Wisconsin Gas to utilize call and put option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under this program, Wisconsin Gas has the ability to hedge up to 50% of its planned gas deliveries for the heating season. The PSCW has also allowed Wisconsin Gas to hedge gas purchased for storage during non-heating months. The cost of the call and put option contracts, as well as gains or losses realized under the contracts do not affect net income as they are recovered dollar for dollar under the purchased gas adjustment clause. The notional amount of these contracts is not material to the Company.

Part II - Other Information



Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

          3.1   Wisconsin Gas Company By-laws, as amended.

           27	Financial data schedule (EDGAR version only).

(b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the first quarter of 1999.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                          WISCONSIN GAS COMPANY



Dated:  April 30, 1999               By:    /s/ Joseph P. Wenzler
                                                Joseph P. Wenzler


                                           Senior Vice President and
                                            Chief Financial Officer

                               Wisconsin Gas Company
                                FORM 10-Q Exhibits


Exhibit No.                   Description
-----------            -------------------------

    3.1                Wisconsin Gas Company By-laws, as amended.

    27                 Financial data schedule