Form 10-Q
period 1999-06-30
WISCONSIN GAS CO
filed 1999-08-12
CIK 107819

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10 - Q

 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly Period Ended June 30, 1999
                                or
 / /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to

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

Yes    X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                  Outstanding at July 23, 1999
--------------------------        -----------------------------
Common Stock, $8 Par Value                    1,125

                                CONTENTS


                                                                  PAGE

PART I - Financial Information                                      1

Financial Statements of Wisconsin Gas Company (Unaudited):

    Statements of Operation for the Three
      and Six Months Ended June 30, 1999 and 1998                   2

    Balance Sheets as of June 30, 1999 and
      December 31, 1998                                            3-4

    Statements of Cash Flows for the Six
      Months Ended June 30, 1999 and 1998                           5

    Notes to Financial Statements                                   6

    Management's Discussion and Analysis of
      Interim Financial Statements                                 7-9

    Quantitative and Qualitative Disclosures About Market Risk      9


PART II.  Other Information

     Submission of Matters to a vote of Security Holders           10

     Exhibits and Reports on Form 10-K                             10

     Signatures                                                    11


                              INTRODUCTION

Wisconsin Gas Company ("Wisconsin Gas" or "Company"), a natural gas distribution public utility, is a Wisconsin corporation and a wholly-owned subsidiary of WICOR, Inc. ("WICOR"), a diversified holding company.

On June 27, 1999, WICOR entered into an agreement with Wisconsin Energy Corporation ("Wisconsin Energy") providing for a strategic business combination of WICOR and Wisconsin Energy through the merger of WICOR and a wholly-owned subsidiary of Wisconsin Energy. Consummation of the merger is subject to certain closing conditions, including the approval of the shareholders of both WICOR and Wisconsin Energy and the Approval of the Public Service Commission of Wisconsin and the Securities and Exchange Commission.

Forward-Looking Statements
--------------------------
Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because they include words such as the Company "believes," "anticipates," "expects," or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals also are considered forward-looking. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from current expectations. These factors include but are not limited to the risks and uncertainties listed below. All of these factors are difficult to predict and are generally beyond management's control. Such factors include, but are not limited to, the following:

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
   conversion

Part 1 - Financial Information
------------------------------

Item 1.  Financial Statements
-----------------------------
The financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                            WISCONSIN GAS COMPANY
                      Statements of Operation (Unaudited)
[CAPTION]

                                     Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                    ---------------------  ---------------------
                                       1999       1998        1999       1998
                                    ---------- ----------  ---------- ----------
                                               (Thousands of Dollars)
Operating Revenues                  $  75,322  $  78,190   $ 245,719  $ 247,637
                                    ---------- ----------  ---------- ----------
Operating Expenses:
  Cost of gas sold                     42,607     46,755     136,155    148,109
  Operations                           21,478     19,009      45,290     41,545
  Maintenance                           2,228      2,244       4,110      4,184
  Depreciation                          8,851      8,305      17,576     16,682
  Taxes, other than income taxes        1,718      2,212       4,222      4,826
                                    ---------- ----------  ---------- ----------
                                       76,882     78,525     207,353    215,346
                                    ---------- ----------  ---------- ----------
Operating (Loss) Income                (1,560)      (335)     38,366     32,291
                                    ---------- ----------  ---------- ----------

Interest Expense                        2,699      2,730       6,121      6,116
Other Income and (Expenses), net          269        247         568        494
                                    ---------- ----------  ---------- ----------
(Loss) Income Before Income Taxes      (3,990)    (2,818)     32,813     26,669

Income Tax (Benefit) Provision         (1,550)    (1,102)     12,283      9,883
                                    ---------- ----------  ---------- ----------
Net (Loss) Earnings                 $  (2,440) $  (1,716)  $  20,530  $  16,786
                                    ========== ==========  ========== ==========

The accompanying notes are an integral part of these statements.

                       WISCONSIN GAS COMPANY
                           Balance Sheets
[CAPTION]

                                                     June 30,
                                                       1999      December 31,
                                                    (Unaudited)     1998
                                                    -----------  ------------
                                                      (Thousands of Dollars)
Assets
------
Property, Plant and Equipment, at cost              $  841,074   $   828,748
Less - Accumulated depreciation                        464,166       448,270
                                                    -----------  ------------
                                                       376,908       380,478
                                                    -----------  ------------
Current Assets:
  Cash and cash equivalents                              5,261         6,690
  Accounts receivable, less allowance
    for doubtful accounts of $15,367
    and $10,170, respectively                           46,567        39,580
  Accrued revenues                                       5,479        42,524
  Gas in storage, at weighted average cost              24,820        36,751
  Materials and supplies, at weighted average cost       6,798         3,590
  Deferred income taxes                                 12,578        12,579
  Prepaid taxes                                          2,811         3,480
  Other                                                  1,429         2,330
                                                    -----------  ------------
                                                       105,743       147,524
                                                    -----------  ------------
Deferred Charges and Other:
  Regulatory assets                                     56,082        59,319
  Systems development costs                             44,858        42,396
  Prepaid pension costs                                 10,751        12,901
  Other                                                  9,905         8,434
                                                    -----------  ------------
                                                       121,596       123,050
                                                    -----------  ------------
                                                    $  604,247   $   651,052
                                                    ===========  ============

The accompanying notes are an integral part of these statements.

                        Wisconsin Gas Company
                           Balance Sheets
                             (continued)
[CAPTION]

                                                      June 30,
                                                        1999      December 31,
                                                     (Unaudited)      1998
                                                     -----------  ------------
                                                       (Thousands of Dollars)
Capitalization and Liabilities
------------------------------
Capitalization:
  Common stock                                       $        9   $         9
  Other paid-in capital                                 120,909       120,888
  Retained earnings                                     102,206        94,673
  Accumulated other comprehensive income                 (2,224)       (2,224)
  Long-term debt                                        158,139       158,839
                                                     -----------  ------------
                                                        379,039       372,185
                                                     -----------  ------------
Current Liabilities:
  Accounts payable                                       32,488        36,844
  Accounts payable - intercompany, net                      701          (440)
  Short-term borrowings                                       -        65,000
  Current portion of long-term debt                           -         2,000
  Refundable gas costs                                   40,478        18,570
  Accrued payroll and benefits                            8,748         8,394
  Accrued taxes                                           3,775         1,675
  Other                                                   3,796         3,077
                                                     -----------  ------------
                                                         89,986       135,120
                                                     -----------  ------------
Deferred Credits and Other:
  Postretirement benefit obligation                      42,029        44,741
  Deferred income taxes                                  40,375        40,375
  Regulatory liabilities                                 29,553        32,153
  Environmental remediation costs                         5,699         7,922
  Unamortized investment tax credit                       6,019         6,357
  Other                                                  11,547        12,199
                                                     -----------  ------------
                                                        135,222       143,747
                                                     -----------  ------------
                                                     $  604,247   $   651,052
                                                     ===========  ============

The accompanying notes are an integral part of these statements.

                        WISCONSIN GAS COMPANY
                  Statements of Cash Flows (Unaudited)
[CAPTION]

                                                             Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                             1999        1998
                                                          ----------  ----------
                                                          (Thousands of Dollars)
Operations:
Net earnings                                              $  20,530   $  16,786
Adjustments to reconcile net earnings to net cash flows:
  Depreciation and amortization                              20,843      20,134
  Deferred income taxes                                           -           -
  Net pension and other postretirement benefit (income)      (4,468)     (3,092)
  Change in:
    Receivables                                              30,059      47,255
    Gas in storage                                           11,931      17,481
    Other current assets                                     (2,307)       (993)
    Accounts payable                                         (4,356)     (8,033)
    Accrued taxes                                             2,769       1,437
    Refundable gas costs                                     21,908      13,131
    Other current liabilities                                 2,214         267
    Other non-current assets and liabilities                 (6,022)     (5,675)
                                                          ----------  ----------
                                                             93,101      98,698
                                                          ----------  ----------
Investment Activities:
  Capital expenditures                                      (14,592)    (13,031)
  Other, net                                                     62         163
                                                          ----------  ----------
                                                            (14,530)    (12,868)
                                                          ----------  ----------
Financing Activities:
  Change in short-term borrowings                           (65,000)    (78,671)
  Reduction of long-term debt                                (2,000)     (2,000)
  Cash dividends paid to WICOR, Inc.                        (13,000)    (12,000)
                                                          ----------  ----------
                                                            (80,000)    (92,671)
                                                          ----------  ----------
Change in Cash and Cash Equivalents                          (1,429)     (6,841)
Cash and Cash Equivalents at Beginning of Period              6,690       7,854
                                                          ----------  ----------
Cash and Cash Equivalents at End of Period                $   5,261   $   1,013
                                                          ==========  ==========

The accompanying notes are an integral part of these statements.

Notes to Financial Statements (Unaudited):
------------------------------------------

1) At June 30, 1999, Wisconsin Gas had total unsecured lines of credit available from several banks of $85 million. As of June 30, 1999, no short-term borrowings were outstanding under these credit agreements.

2) For purposes of the Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                          For the Six Months
                                             Ended June 30,
                                         ---------------------
                                            1999       1998
                                         ---------- ----------
                                         (Thousands of Dollars)

Income taxes paid                        $  11,691  $  10,519
Interest paid                            $   4,669  $   6,059

3) For the three and six month periods ended June 30, 1999 and 1998, net earnings was the only component of other comprehensive income.

Item 2.
-------
                   Management's Discussion and Analysis
                    of Interim Financial Statements of
                           Wisconsin Gas Company

Results of Operations
---------------------
The Company's net loss was $2.4 million during the second quarter of 1999 compared with a net loss of $1.7 million in the second quarter of 1998. Net earnings for the six months ended June 30, 1999, increased by $3.7 million, or 22%, to $20.5 million compared to the same period last year. The improved earnings for the six month period was attributable to increased sales caused by favorable weather and a $7.5 million annual rate increase effective August 1, 1998, offset in part by increased operating costs. The following factors had a significant effect on the results of operations during the three- and six-month periods ended June 30, 1999.

Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause that does not impact margin. The Company operates under a gas cost incentive mechanism (GCIM) which allows it to share in the risk and rewards of purchasing gas. The GCIM favorably impacted margins by $1.2 million for the six months ended June 30, 1999 and 1998.

[CAPTION]

                           Three Months                 Six Months
                          Ended June 30,              Ended June 30,
                        ------------------    %     ------------------     %
(Millions of Dollars)     1999      1998    Change    1999      1998    Change
                        --------  --------  ------  --------  --------  ------
Gas Sales Revenues      $ 70.7    $ 73.5      (4)   $ 233.2   $ 235.7     (1)
Cost of Gas Sold          42.6      46.8      (9)     136.2     148.1     (8)
                        --------  --------          --------  --------
Gas Sales Margin          28.1      26.7       5       97.0      87.6     11
Gas Transport Margin       4.6       4.7      (2)      12.6      11.9      6
                        --------  --------          --------  --------
Total Margin            $ 32.7    $  31.4      4    $ 109.6   $  99.5     10
                        ========  ========          ========  ========

[CAPTION]

                           Three Months                 Six Months
                          Ended June 30,              Ended June 30,
                        ------------------    %     ------------------     %
(Millions of Therms)      1999      1998    Change    1999      1998    Change
                        --------  --------  ------  --------  --------  ------
Sales Volumes
  Firm                     96.9      95.4      2      423.8     397.1      7
  Interruptible             5.6       8.0    (30)      15.6      22.0    (29)
Transportation Volume     106.4      99.0      7      266.7     237.0     13
                        --------  --------          --------  --------
Total Throughput          208.9     202.4      3      706.1     656.1      8
                        ========  ========          ========  ========

Degree Days
  Actual                    875      895      (2)     4,110     3,810      8
                        ========  ========          ========  ========
  20 year average           971                       4,392
                        ========                    ========

The increase in firm sales volumes for the three and six months ended June 30, 1999, respectively, was caused principally by colder weather during the heating season in 1999 compared to 1998. The weather in 1999 was, however, warmer than normal. For both the three and six month periods ended June 30, 1999, transportation volumes increased, compared to the same periods in 1998, mainly because more customers purchased gas from sources other than Wisconsin Gas and transported the volumes over the Wisconsin Gas distribution system.

Operating and maintenance expenses increased $2.5 million, or 12%, and $3.7 million, or 8%, during the three and six months ended June 30, 1999, compared to the same periods last year. The largest increase is attributable to quarterly charges of $1.9 million relating to PSCW-approved additional uncollectible accounts expense, which became effective November 1, 1998.

Depreciation expense for the three and six months ended June 30, 1999, increased by $0.5 million, or 7%, and $0.9 million, or 5%, respectively, as compared to the same periods in the prior year. The 1999 increase was due to additions to depreciable plant balances.

Interest expense remained relatively unchanged at $2.7 million and $6.1 million for the three and six months ended June 30, 1999, respectively, compared to the same periods of last year.

Year-to-date income tax expense increased by $2.4 million, or 24%, reflecting the increase in pre-tax income.

Financial Condition
-------------------
Cash flow from operations for the six months ended June 30, 1999, decreased by $5.6 million, or 6%, to $93.1 million compared to the same period of 1998. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable are higher in the heating season as compared with the summer months.

Additional short-term borrowing will be needed during the third and fourth quarters of 1999 to finance working capital, primarily related to gas purchased for injection into storage and accounts receivable. The Company has existing lines of credit to satisfy this working capital need.

Cash flow from operations exceeded capital expenditures and dividend requirements for the first six months in both 1999 and 1998.

Capital expenditures through June 1999 increased by $1.6 million, or 12%, to $14.6 million. Cash flow from operations is expected to be sufficient to fund the remaining capital expenditures for 1999.


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

For its Information Technology applications as of June 30, 1999, the Company believes it is approximately 90% compliant on all of its significant systems, and estimates that it will complete software reprogramming and/or replacement in the third quarter of 1999. The Company believes that its Operating Equipment at June 30, 1999, is approximately 91% compliant, and the Company is targeting completion during the third quarter of 1999.

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

Through June 30, 1999, the Company has spent approximately $3.8 million for Year 2000 remediation. The amount of additional development and remediation costs necessary for the Company to prepare for Year 2000 is estimated to be approximately $0.3 million and is expected to be funded through operating cash flow.

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

Wisconsin Gas has a commodity risk management program that has been approved by the PSCW. This program allows Wisconsin Gas to utilize purchased call and put option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under this program, Wisconsin Gas has the ability to hedge up to 50% of its planned gas deliveries for the heating season. The PSCW has also allowed Wisconsin Gas to hedge gas purchased for storage during non-heating months. The cost of the call and put option contracts, as well as gains or losses realized under the contracts do not affect net income as they are recovered dollar for dollar under the purchased gas adjustment clause. The notional amount of these contracts is not material to the Company.

Part II - Other Information


Item 4. Results of Votes of Security Holders
--------------------------------------------
On April 22, 1999, the following persons were elected as directors of Wisconsin Gas to serve one-year terms: George E. Wardeberg, Wendell F. Bueche, Willie D. Davis, Jere D. McGaffey, Daniel F. McKeithan, Jr., Guy A. Osborn, Thomas F. Schrader and Essie M. Whitelaw. All of the issued and outstanding shares of common stock, $8 par value, of Wisconsin Gas (1,125 shares) were voted in favor of the election of the foregoing persons.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a)  Exhibits

        27   Financial data schedule (EDGAR version only)

(b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the second quarter of 1999.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                          WISCONSIN GAS COMPANY



Dated:  August 12, 1999              By:    /s/ Joseph P. Wenzler
                                                Joseph P. Wenzler


                                            Senior Vice President and
                                             Chief Financial Officer

                               Wisconsin Gas Company
                                FORM 10-Q Exhibits


Exhibit No.                   Description
-----------            -------------------------

     27                Financial data schedule