Form 10-Q
period 1999-09-30
WISCONSIN GAS CO
filed 1999-11-12
CIK 107819

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10 - Q

 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly Period Ended September 30, 1999
                                or
 / /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to

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

Yes    X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                  Outstanding at October 22, 1999
--------------------------        -------------------------------
Common Stock, $8 Par Value                    1,125

                                     CONTENTS
                                     --------

                                                                 PAGE

PART I - Financial Information                                    1

Financial Statements of Wisconsin Gas Company (Unaudited):

       Statements of Operation for the Three
         and Nine Months Ended September 30, 1999 and 1998        2

       Balance Sheets as of September 30, 1999 and
         December 31, 1998                                        3-4

       Statements of Cash Flows for the Nine
         Months Ended September 30, 1999 and 1998                 5

       Notes to Financial Statements                              6

       Management's Discussion and Analysis of
         Interim Financial Statements                             7-9

       Quantitative and Qualitative Disclosures About Market Risk 10


PART II.  Other Information

        Exhibits and Reports on Form 10-K                         11

        Signatures                                                12

                                INTRODUCTION
                                ------------

Wisconsin Gas Company ("Wisconsin Gas" or "Company"), a natural gas distribution public utility, is a Wisconsin corporation and a wholly-owned subsidiary of WICOR, Inc. ("WICOR"), a diversified holding company.

WICOR has entered into an agreement, dated as of June 27, 1999, as amended, with Wisconsin Energy Corporation ("Wisconsin Energy") providing for a strategic business combination of WICOR and Wisconsin Energy through the merger of WICOR and a wholly-owned subsidiary of Wisconsin Energy. Consummation of the merger is subject to certain closing conditions, including the approval of the shareholders of both WICOR and Wisconsin Energy and the approval of the Public Service Commission of Wisconsin, the Securities and Exchange Commission and antitrust regulators. On October 27, 1999, shareholders of WICOR and Wisconsin Energy approved the merger at the special meetings of their respective shareholders held for that purpose.

Forward-Looking Statements
--------------------------
Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because they include words such as the Company "believes," "anticipates," "expects," or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals also are considered forward-looking. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from current expectations. These factors include, but are not limited to, the risks and uncertainties listed below. All of these factors are difficult to predict and are generally beyond management's control. Such factors include, but are not limited to, the following:

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

                              WISCONSIN GAS COMPANY
                      Statements of Operation (Unaudited)
[CAPTION]

                                      Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                    ---------------------  ---------------------
                                       1999       1998        1999       1998
                                    ---------- ----------  ---------- ----------
                                               (Thousands of Dollars)
Operating Revenues                  $  56,827  $  53,987   $ 302,546  $ 301,624
                                    ---------- ----------  ---------- ----------

Operating Expenses:
  Cost of gas sold                     33,373     32,073     169,528    180,182
  Operations                           17,223     16,926      62,513     58,471
  Maintenance                           2,372      2,266       6,482      6,450
  Depreciation                          8,942      8,397      26,518     25,079
  Taxes, other than income taxes        1,964      2,196       6,186      7,022
                                    ---------- ----------  ---------- ----------
                                       63,874     61,858     271,227    277,204
                                    ---------- ----------  ---------- ----------

Operating (Loss) Income                (7,047)    (7,871)     31,319     24,420
                                    ---------- ----------  ---------- ----------

Interest Expense                        2,811      2,992       8,932      9,108
Other Income and (Expenses), net          265      1,138         833      1,632
                                    ---------- ----------  ---------- ----------
(Loss) Income Before Income Taxes      (9,593)    (9,725)     23,220     16,944
Income Tax (Benefit) Provision         (3,575)    (3,630)      8,708      6,253

                                    ---------- ----------  ---------- ----------
Net (Loss) Earnings                 $  (6,018) $  (6,095)  $  14,512  $  10,691
                                    ========== ==========  ========== ==========

The accompanying notes are an integral part of these statements.

                        WISCONSIN GAS COMPANY
                           Balance Sheets

                                                    September 30,
                                                       1999        December 31,
                                                    (Unaudited)        1998
                                                    -------------  ------------
                                                       (Thousands of Dollars)
Assets
------
  Property, Plant and Equipment, at cost            $    851,731   $   828,748
  Less - Accumulated depreciation                        469,623       448,270
                                                    -------------  ------------
                                                         382,108       380,478
                                                    -------------  ------------
Current Assets:
  Cash and cash equivalents                                    -         6,690
  Accounts receivable, less allowance
    for doubtful accounts of $10,616
    and $10,170, respectively                             26,878        39,580
  Accounts receivable - intercompany, net                    215           440
  Accrued revenues                                         7,798        42,524
  Gas in storage, at weighted average cost                45,826        36,751
  Materials and supplies, at weighted average cost         6,729         3,590
  Deferred income taxes                                   12,579        12,579
  Prepaid taxes                                            7,802         1,805
  Other                                                    1,659         2,330
                                                    -------------  ------------
                                                         109,486       146,289
                                                    -------------  ------------
Deferred Charges and Other:
  Regulatory assets                                       53,640        59,319
  Systems development costs                                9,676        12,901
  Prepaid pension costs                                   47,204        42,396
  Other                                                    9,410         8,434
                                                    -------------  ------------
                                                         119,930       123,050
                                                    -------------  ------------
                                                    $    611,524   $   649,817
                                                    =============  ============

The accompanying notes are an integral part of these statements.

                          Wisconsin Gas Company
                             Balance Sheets
                               (continued)

                                                     September 30,
                                                         1999       December 31,
                                                      (Unaudited)        1998
                                                     -------------  ------------
                                                        (Thousands of Dollars)
Capitalization and Liabilities
------------------------------
Capitalization:
  Common stock                                       $          9   $         9
  Other paid-in capital                                   120,940       120,888
  Retained earnings                                        89,688        94,673
  Accumulated other comprehensive income                   (2,224)       (2,224)
  Long-term debt                                          158,191       158,839
                                                     -------------  ------------
                                                          366,604       372,185
                                                     -------------  ------------
Current Liabilities:
  Accounts payable                                         38,076        36,844
  Short-term borrowings                                    42,900        65,000
  Current portion of long-term debt                             -         2,000
  Refundable gas costs                                     21,223        18,570
  Accrued payroll and benefits                              9,213         8,394
  Other                                                     3,361         3,077
                                                     -------------  ------------
                                                          114,773       133,885
                                                     -------------  ------------
Deferred Credits and Other:
  Postretirement benefit obligation                        39,646        44,741
  Deferred income taxes                                    40,375        40,375
  Regulatory liabilities                                   29,359        32,153
  Environmental remediation costs                           3,187         7,922
  Unamortized investment tax credit                         6,124         6,357
  Other                                                    11,456        12,199
                                                     -------------  ------------
                                                          130,147       143,747
                                                     -------------  ------------
                                                     $    611,524   $   649,817
                                                     =============  ============

The accompanying notes are an integral part of these statements.

                             WISCONSIN GAS COMPANY
                      Statements of Cash Flows (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                             1999        1998
                                                          ----------  ----------
                                                          (Thousands of Dollars)
Operations:
  Net earnings                                            $  14,512   $  10,691
  Adjustments to reconcile net earnings
   to net cash flows:
    Depreciation and amortization                            31,496      30,167
    Deferred income taxes                                         -           -
    Net pension and other postretirement benefit (income)    (8,603)     (5,607)
    Change in:
      Receivables                                            47,428      67,405
      Gas in storage                                         (9,075)     (3,992)
      Other current assets                                   (2,468)       (549)
      Accounts payable                                        1,232     (11,201)
      Accrued taxes                                          (5,997)     (1,414)
      Refundable gas costs                                    2,653      (8,845)
      Other current liabilities                               1,328       1,449
      Other non-current assets and liabilities               (6,748)     (6,954)
                                                          ----------  ----------
                                                             65,758      71,150
                                                          ----------  ----------
Investment Activities:
  Capital expenditures                                      (28,930)    (24,300)
  Other, net                                                     82         212
                                                          ----------  ----------
                                                            (28,848)    (24,088)
                                                          ----------  ----------
Financing Activities:
  Change in short-term borrowings                           (22,100)    (34,725)
  Reduction of long-term debt                                (2,000)     (2,000)
  Cash dividends paid to WICOR, Inc.                        (19,500)    (18,000)
                                                          ----------  ----------
                                                            (43,600)    (54,725)
                                                          ----------  ----------

Change in Cash and Cash Equivalents                          (6,690)     (7,663)
Cash and Cash Equivalents at Beginning of Period              6,690       7,854
                                                          ----------  ----------
Cash and Cash Equivalents at End of Period                $       -   $     191
                                                          ==========  ==========

The accompanying notes are an integral part of these statements.

Notes to Financial Statements (Unaudited):


1) At September 30, 1999, Wisconsin Gas had total unsecured lines of credit available from several banks of $80 million. As of September 30, 1999, commercial paper totaling $42.9 million was outstanding under these credit agreements with a weighted average interest rate of 5.4%.


2) For purposes of the Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                    For the Nine Months
                                    Ended September 30,
                                  ----------------------
                                     1999        1998
                                  ----------  ----------
                                  (Thousands of Dollars)

Income taxes paid                 $  17,291   $  10,615
Interest paid                     $   7,602   $   7,723


3) For the three and nine month periods ended September 30, 1999 and 1998, net earnings was the only component of other comprehensive income.

4) Certain prior year financial statement amounts have been reclassified to conform to their current year presentation.

                 Management's Discussion and Analysis
                  of Interim Financial Statements of
                          Wisconsin Gas Company


Results of Operations
---------------------
The Company typically incurs a loss in the third quarter due to the seasonal nature of the gas distribution business. The net loss for the third quarter of 1999 was $6.0 million compared to a net loss of $6.1 million for the 1998 third quarter. Net income for the nine months ended September 30, 1999, was $14.5 million, or 36% better than the same period last year. The improved earnings for the nine-month period were attributable to increased sales caused by favorable weather during the heating season and a $7.5 million annual rate increase effective August 1, 1998, offset in part by increased operating costs.

Revenues, margins and volumes are summarized below for each of the periods shown. Margin, defined as revenues less cost of gas sold, is a better comparative performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause that does not impact margin. The Company operates under a gas cost incentive mechanism
(GCIM) which allows it to share in the risk and rewards of purchasing gas. The GCIM favorably impacted margins by $1.0 million for each of the three months ended September 30, 1999 and 1998 and $2.2 million for each of the nine month periods ended September 30, 1999 and 1998.

                                Three                     Nine
                            Months Ended              Months Ended
                            September 30,             September 30,
                          -----------------    %    -----------------    %
   (Millions of Dollars)    1999     1998   Change    1999     1998   Change
                          -------- -------- ------  -------- -------- ------
Gas Sales Revenues        $  52.8  $  49.7    6    $  285.8  $ 285.4    -
Cost of Gas Sold             33.4     32.1    4       169.5    180.2   (6)
Gas Sales Margin             19.4     17.6    10      116.3    105.2    11
Gas Transport Margin          4.1      4.3   (5)       16.7     16.2    3
                          -------- --------         -------- --------
Total Margin              $  23.5  $  21.9    7     $ 133.0  $ 121.4    10
                          ======== ========         ======== ========

(Millions of Therms)
Sales Volumes
-------------
  Firm                       51.2     44.8    14      475.0    441.9    7
  Interruptible               5.0      6.1   (18)      20.6     28.1   (27)
Transportation Volume        96.8     92.4    5       363.5    329.3    10
                          -------- --------         -------- --------
Total Throughput            153.0    143.3    7       859.1    799.3    7
                          ======== ========         ======== ========
Degree Days
-----------
  Actual                      121       47    157     4,231    3,857    10
                          ======== ========         ======== ========
  20 year average             155                     4,547
                          ========                  ========

The increase in firm sales volumes for the three and nine months ended September 30, 1999, respectively, was caused principally by colder weather during the heating season in 1999 compared to 1998. The weather in 1999 was, however, warmer than the 20-year average. For both the three- and nine-month periods ended September 30, 1999, transportation volumes increased, compared to the same periods in 1998, mainly because more customers purchased gas from sources other than Wisconsin Gas and transported the volumes over the Wisconsin Gas distribution system.

Operating and maintenance expenses increased by $0.4 million, or 2%, and $4.1 million, or 6%, during the three and nine month periods ended September 30, 1999, respectively, compared with the same periods of last year. The increase reflects quarterly charges of $1.9 million relating to PSCW-approved additional uncollectible accounts expense, which became effective November 1, 1998. The increase for the quarter and year-to-date periods was partially offset by lower labor and benefit expenses.

Depreciation expense for the three and nine month periods ended
September 30, 1999, increased by $0.5 million, or 6%, and $1.4 million, or 6%, respectively, as compared to the same periods in the prior year. The increase in both periods was due to additions to depreciable plant balances.

Interest expense decreased by $0.2 million, or 6%, and $0.2 million, or 2%, during the three and nine month periods ended September 30, 1999, respectively, compared with the same periods of last year. The decrease was due to lower interest rates during each period offset in part by slightly higher borrowing levels.

Other income and expense decreased during the three- and nine-month periods ending September 30, 1999, due to a $0.8 million pre-tax gain resulting from the sale of non-utility land which was recorded in the third quarter of 1998.

Income tax expense was $2.5 million higher for the first nine months of 1999, compared with the same period last year, reflecting the increase in pre-tax income.


Financial Condition
-------------------
Cash flow from operations for the nine months ended September 30, 1999, decreased by $5.4 million, or 8%, to $65.8 million comparable to the same period in 1998. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable are higher in the heating season.

The Company anticipates additional short-term borrowing during the fourth quarter of 1999 to finance working capital needs primarily related to gas storage and the financing of accounts receivable during the heating season. The Company believes that it has sufficient borrowing capacity under commercial paper programs or existing lines of credit to satisfy these working capital needs.

Cash flow from operations exceeded capital expenditures and dividend requirements for the first nine months in both 1999 and 1998.

Capital expenditures increased by $4.6 million, or 19%, to $28.9 million for the nine months ended September 30, 1999 compared to the same period of last year. Cash flow from operations is expected to be sufficient to fund remaining capital expenditures for 1999.


Year 2000 Date Conversion
-------------------------
Issues relating to Year 2000 date conversion are the result of computer software programs being written using two digits rather than four to define the applicable year. The Company's software programs, computer hardware or equipment that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, distribute natural gas or engage in other normal business activities.

The Company has developed a formal plan to ensure that its significant date-sensitive computer software and hardware systems ("Information Technology") and other equipment utilized in its various activities ("Operating Equipment") will be Year 2000 compliant and operational on a timely basis. The plan addresses all of the Company's locations, and includes a review of computer applications that connect elements of the Company's business directly to its customers and suppliers. The plan also includes an assessment process to determine if the Company's significant customers and suppliers will be Year 2000 compliant.

The Company's plan to resolve issues relating to Year 2000 conversion includes four major phases - assessment, remediation, testing, and implementation. To assist the Company in reaching Year 2000 compliance, the Company has retained third party consultants. The Company has completed the assessment phase of its plan for all of its significant Information Technology and Operating Equipment that it believes could be affected by the Year 2000 conversion. Based upon its assessment, the Company concluded that it would be necessary to reprogram and/or replace certain of its Information Technology. The Company also determined that certain of its Operating Equipment would also require modification to ensure it remains operational.

For its Information Technology applications as of September 30, 1999, the Company believes it is substantially compliant on all of its significant systems, with just a few changes remaining on non mission critical systems. The Company believes that its Operating Equipment at September 30, 1999 is also substantially compliant. The few remaining systems will be verified or upgraded by November 15, 1999.

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

The Company's Year 2000 Program is designed to minimize the possibility of serious Year 2000 interruptions. However, since this possibility cannot be eliminated, the Company has developed contingency plans addressing Year 2000 concerns in mission critical areas of the Company, and for other areas as deemed practicable and advisable by the Company. Such plans for mission critical processes will continue to be revised and updated, through the end of the calendar year; such plans are still subject to internal approvals and will also be tested on an audit basis as the end of the calendar year approaches. Other contingency plans will be prepared, tested and updated as deemed practicable and appropriate by the Company.

The Company currently believes that the most likely worst-case scenario is that there will be some Year 2000 disruptions at individual locations that could affect individual business processes, facilities or third parties for a short time. The Company does not expect such disruptions to be long-term or for the disruptions to affect the operations of the Company as a whole. Because of the uncertainty as to the exact nature or location of potential Year 2000 related problems that might arise, the business continuity/contingency planning has focused on development of flexible plans to minimize the scope, impact and duration of any Year 2000 problems that occur. The Company plans to have personnel and resources available to deal with any Year 2000 problems that occur.
Some of the currently planned contingency actions include designated emergency response teams, increased staffing at critical times, alternative suppliers of critical products and services, heightened proactive monitoring at likely dates of impact, and manual workarounds.

Through September 30, 1999, the Company has spent approximately $3.9 million for Year 2000 remediation. The amount of additional development and remediation costs necessary for the Company to prepare for Year 2000 is estimated to be approximately $0.2 million and is expected to be funded through operating cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------
The Company's market risk includes the potential loss arising from adverse changes in the price of natural gas. The Company's objective in managing this risk is to reduce fluctuations in earnings and cash flows associated with changes in natural gas prices. The Company's policy prohibits the use of derivative financial instruments for trading purposes.

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

Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

     3.1    Wisconsin Gas Company By-Laws, as amended.

    10.1 Form of amendment to the Deferred Compensation Agreement between Wisconsin Gas Company and Thomas F. Schrader.

    27      Financial data schedule (EDGAR version only).

(b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the third quarter of 1999.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                WISCONSIN GAS COMPANY



Dated:  November 12, 1999               By:    /s/ Joseph P. Wenzler
                                               -----------------------
                                                   Joseph P. Wenzler


                                             Senior Vice President and
                                              Chief Financial Officer

                               Wisconsin Gas Company
                                Form 10-Q Exhibits


Exhibit No.                       Description
-----------        --------------------------------------------

    3.1            Wisconsin Gas Company By-Laws, as amended.

   10.1 Form of amendment to the Deferred Compensation Agreement between Wisconsin Gas Company and Thomas F. Schrader.

   27              Financial data schedule