Form 10-K405
period 1999-12-31
WISCONSIN GAS CO
filed 2000-03-30
CIK 107819

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

    /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999
                                        OR
    / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from         to

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

       Aggregate market value of the voting stock held by non-affiliates of the registrant: None

       Number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 2000:

       Common Stock, $8 par value               1,125 shares

              -----   Documents Incorporated by Reference   -----
                                      None

                           Reduced Disclosure Format

The registrant meets the conditions set forth in General Instructions
(J)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format.

                                                                   PAGE

PART I.                                                              1

Forward-Looking Statements                                           1

Item  1.  Business                                                   2

  (a)  General                                                       2
  (b)  General Information About the Company's Business.             2
  (c)  Gas Supply, Pipeline Capacity and Storage                     3

    (1)  Pipeline Capacity and Storage                               3
    (2)  Term Gas Supply                                             4
    (3)  Secondary Market transactions                               5
    (4)  Spot Market Gas Supply                                      5
    (5)  Proposed New Pipeline                                       5

  (d)  Wisconsin Regulatory Matters                                  5

    (1)  Rate Matters                                                5
    (2)  Gas Cost Recovery Mechanism                                 5
    (3)  Proposed New Pipeline                                       5
    (4)  Transition Cost Recovery Policy                             5
    (5)  Changing Regulatory Environment                             6

  (e)  Employees                                                     6

Item  2.  Properties                                                 6

Item  3.  Legal Proceedings                                          6

Item  4.  Submission of Matters to a Vote of Security Holders        7

PART II.                                                             7

Item  5.  Market for Registrant's Common Equity and
            Related Stockholder Matters                              7

Item  6.  Selected Financial Data                                    7

Item  7.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                          7

Item 7A.  Quantitative and Qualitative Disclosures About
            Market Risk                                             13

Item  8.  Financial Statements and Supplementary Data               15

Item  9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                        34

Part III.                                                           34

Item 10.  Directors and Executive Officers of the Registrant        34

Item 11.  Executive Compensation                                    34

Item 12.  Security Ownership of Certain
            Beneficial Owners and Management                        34

Item 13.  Certain Relationships and Related Transactions            34

                          TABLE OF CONTENTS (Continued)             Page



Part IV.                                                            34

Item 14.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                                 34

  (a)  Documents Filed as Part of the Report                        34

    1.  All Financial Statements and Report of
          Independent Public Accountants                            34
    2.  Financial Statement Schedules                               35
    3.  Exhibits                                                    35

  (b)  Reports on Form 8-K                                          36

                                      PART I

                           Forward-Looking Statements
                           --------------------------

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report and other material to which the Company refers or incorporates by reference contains forward-looking statements made by or on behalf of Wisconsin Gas Company. These are statements of opinion, intention or belief about future events or conditions, rather than historical facts. The forward-looking statements are based upon management's current expectations and are subject to risks and uncertainties that could cause the actual results of Wisconsin Gas to differ materially from those contemplated in the statements. You should not place undue reliance on the forward-looking statements. The terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors we mention specifically in connection with the forward-looking statements, factors that could cause Wisconsin Gas' actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

>>     Unanticipated difficulties related to completing the merger with
Wisconsin Energy Corporation, regulatory delays or conditions imposed by regulatory bodies in approving the merger, or adverse regulatory treatment of the merger.

>>     Factors affecting utility operations such as unusual weather conditions; unanticipated changes in gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by natural gas suppliers under existing gas supply contracts; environmental incidents; gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.

>>     Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; distribution system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required approvals for new construction;

>>     The rapidly changing and increasingly competitive and gas utility environment as market-based forces replace strict industry regulation and other competitors enter the gas markets resulting in increased wholesale and retail competition.

>>     Consolidation of the industry as a result of the combination and acquisition of utilities in the Midwest, nationally and globally.

>>     Restrictions imposed by various financing arrangements and regulatory requirements on the ability of the utility and other subsidiaries to transfer funds to their parent companies in the form of cash dividends, loans or advances.

>>     Changes in social attitudes regarding the utility industry.

>>     Customer business conditions including demand for their products and services and supply of labor and material used in creating their products and services.

>>     The cost and other effects of legal and administrative proceedings, settlements, and investigations, claims and changes in those matters.

>>     Factors affecting the availability or cost of capital such as changes in interest rates; market perceptions of the utility industry, Wisconsin Gas, WICOR or any of its subsidiaries; or security ratings.

>>     Federal, state or local legislative factors such as changes in tax laws or rates; changes in trade, monetary and fiscal policies, laws and regulations; gas industry restructuring initiatives; or changes in environmental laws and regulations.

>>     Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission.

>>     Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

>>     Other business or investment considerations that may be disclosed from time to time in filings with the Securities and Exchange Commission or in other publicly disseminated written documents.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.


Item  1.  BUSINESS

(a)  General Development of the Business

  Wisconsin Gas Company (the "Company" or "Wisconsin Gas") is a Wisconsin corporation and is a wholly-owned subsidiary of WICOR, Inc. ("WICOR"). The Company maintains its principal executive offices in Milwaukee, Wisconsin. The Company is the largest natural gas distribution public utility in Wisconsin. At December 31, 1999, Wisconsin Gas distributed gas to approximately 538,000 residential, commercial and industrial customers in 529 communities throughout Wisconsin. Wisconsin Gas' service area has a population of approximately 2,000,000 based on the State of Wisconsin's estimates for 1999. The Company is subject to the jurisdiction of the Public Service Commission of Wisconsin ("PSCW") as to various phases of its operations, including rates, service and issuance of securities.

In November, 1998, the Company entered the water utility business by acquiring the water distribution system of a Milwaukee suburb serving about 500 customers. The Company acquired another small water utility in November, 1999, and served approximately 1,500 customers by the end of 1999.

  On June 27, 1999, WICOR entered into an Agreement and Plan of Merger with Wisconsin Energy Corporation ("Wisconsin Energy"), pursuant to which all of the outstanding common stock of WICOR would be acquired by Wisconsin Energy and WICOR would become a wholly-owned subsidiary of Wisconsin Energy. The shareholders of each company approved the merger in October, 1999. The merger requires approval from several federal and State of Wisconsin regulatory bodies, the last of which approvals is expected to be received in April, 2000. The merger is expected to close on April 26, 2000.

(b)  General Information About the Company's Business

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

[CAPTION]

                                                        Year Ended
                                        -------------------------------------------
Customer Class                           December 31, 1999      December 31, 1998
--------------                          --------------------   --------------------
                                        Thousands              Thousands
Sales                                   of Therms*   Percent   of Therms*   Percent
-----                                   ----------   -------   ----------   -------
Residential                               440,390      36.0      408,550      35.7
Commercial                                205,470      16.8      193,000      16.8
Large Volume Commercial
  and  Industrial Firm                     45,180       3.7       47,620       4.2
Commercial and Industrial Interruptible    28,830       2.4       36,580       3.2
                                        ----------   -------   ----------   -------
Total Sales                               719,870      58.9      685,750      59.9

Transportation
--------------
Transported                               502,600      41.1      460,170      40.1
                                        ----------   -------   ----------   -------
Total Gas Throughput                    1,222,470     100.0    1,145,920     100.0
                                        ==========   =======   ==========   =======


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

  With PSCW approval, Wisconsin Gas implemented a small-customer gas-supplier choice pilot program that is designed to test (1) market acceptance of third-party gas sellers, (2) third-party seller interest in selling gas in different market segments, and (3) Wisconsin Gas' capabilities to administer a distribution-only business. The pilot program began on November 1, 1996, and has about 3,300 small commercial and residential participants. Wisconsin Gas expects to continue the pilot program, with certain modifications.

  Wisconsin Gas also has taken steps to enable its large firm commercial and industrial customers to transfer from sales and distribution to distribution-only service. As a consequence of state regulatory policies and Wisconsin Gas' actions, the volume of gas sold by third parties and distributed by Wisconsin Gas now constitutes approximately 41% of total gas distributed by the Company.

(c)  Gas Supply, Pipeline Capacity and Storage

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

  Because of the seasonal variations in gas usage in Wisconsin, Wisconsin Gas has also contracted with ANR for substantial underground storage capacity, primarily in Michigan. There are no known underground storage formations in Wisconsin capable of commercialization. Storage enables Wisconsin Gas to optimize its overall gas supply and capacity costs. In summer, gas in excess of market demand is transported into the storage fields, and in winter, gas is withdrawn from storage and combined with gas purchased in or near the production areas ("flowing gas") to meet the increased winter market demand. As a result, Wisconsin Gas can contract for less long-line pipeline capacity than would otherwise be necessary, and it can purchase gas on a more uniform daily basis from suppliers year-round. Each of these capabilities enables Wisconsin Gas to reduce its overall costs.

  Wisconsin Gas also maintains high deliverability storage in the mid-continent and Southeast production areas as well as in the market area.
This storage capacity is designed to deliver gas when other supplies cannot be delivered during extremely cold weather in the producing areas, which can reduce long-line supply.

  Wisconsin Gas holds firm daily transportation and storage capacity entitlements from pipelines and other service providers under long-term contracts. In combination, these entitlements provide a level of firm winter city gate deliverability set forth below.

                                             Maximum Daily
          Pipeline                       (Thousands of Therms*)
          -----------                    ----------------------
          ANR
            Mainline                              2,968
            Storage                               4,849
          NNG
            Mainline                              1,006
          Viking
            Mainline                                 68
                                         ----------------------
          Total                                   8,891
                                         ======================


*One therm equals 100,000 BTU's.

  (2)  Term Gas Supply

  Wisconsin Gas has contracts for firm supplies with terms in excess of 30 days with 20 gas suppliers for gas produced in each of the three producing areas discussed above. The term contracts have varying durations so that only a portion of the Company's gas supply expires in any year. Management believes the volume of gas under contract is sufficient to meet its forecasted firm peak day demand. The following table sets forth Wisconsin Gas' winter maximum daily total firm gas deliverability.

                                              Maximum Daily
                                          (Thousands of Therms*)
                                          ----------------------
            Domestic flowing gas                   2,232
            Canadian flowing gas                   1,378
            Storage withdrawals                    4,849
            Peaker withdrawals                        76
                                          ----------------------
            Total                                  8,535
                                          ======================

*One therm equal 100,000 BTU's.

(3)  Secondary Market Transactions

  Capacity release is a mechanism by which pipeline long-line and storage capacity and for gas supplies under contract may be sold in the secondary market. Local distribution companies, such as Wisconsin Gas, must contract for capacity and supply sufficient to meet the firm peak day demand of their customers. Peak or near peak demand days generally occur only a few times each year, so capacity release facilitates higher utilization of contracted capacity and supply during those times when the capacity and supply are not needed by the utility thereby helping to offset the costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase that excess capacity and supply. The proceeds from these transactions are passed-through to the ratepayers, subject to the incentive gas cost mechanism pursuant to which the Company's shareholders have an opportunity to share in the gas cost savings. See "Wisconsin Regulatory Matters - Gas Cost Recovery" for information on the incentive gas cost recovery mechanism. During 1999, Wisconsin Gas continued its active participation in the capacity release market.

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

  (5)  Proposed New Pipeline

  On March 10, 1999, a joint venture, Guardian Pipeline, L.L.C., was formed to construct the Guardian interstate natural gas pipeline from the Chicago market hub near Joliet, Illinois to southeastern Wisconsin ("Guardian Pipeline"). Subsidiaries of CMS Energy, a Dearborn, Michigan-based international energy company, and Northern States Power Company, a Minneapolis-based diversified energy company, are the sponsors of the project with WICOR. The three partners have equal ownership interests in the project. On November 30, 1999, Guardian Pipeline filed an application with the FERC to construct, place in service and operate the pipeline

  The Guardian Pipeline will consist of approximately 150 miles of 36-inch pipe and related compression equipment and will be designed to carry about 750,000 Dekatherms per day of gas. The total cost of the project is approximately $234 million. The pipeline is scheduled to be in service by November 1, 2002. Wisconsin Gas has committed to purchase 650,000 Dekatherms per day of capacity on the pipeline and will construct a 35-mile lateral at a cost of approximately $54 million to connect its distribution system to the Guardian Pipeline.

  The project, if approved by FERC and placed in service, is expected to increase the availability and reliability of gas transportation service in Northern Illinois and southeastern Wisconsin as well as introduce or increase competition among pipelines serving the area.

(d)  Wisconsin Regulatory Matters

  (1)  Rate Matters

  Wisconsin Gas rates are set within the framework of the Productivity-based Alternative Ratemaking Mechanism ("PARM"), which was established in 1994 and has been extended through October 31, 2001. Under PARM, Wisconsin Gas has the ability to raise or lower margin rates within a specified range on a quarterly basis. The PARM order also specifies margin rate floors for each rate class. Currently, Wisconsin Gas' rates recover $1.5 million per year less than the maximum amount allowed by the PSCW's rate order. PARM has certain criteria, including significant deterioration in safety, failures to meet conservation goals, significant changes in interest rates and "extraordinary items", which if not met, permit the PSCW to reopen the rate proceeding. To date, none of the criteria has been triggered.

  (2)  Gas Cost Recovery

  Wisconsin Gas' rates traditionally contained clauses providing for periodic rate adjustments, with PSCW approval, to reflect changes in purchased gas costs, including the recovery of transition costs passed through by pipeline suppliers. See "Wisconsin Regulatory Matters - Transition Cost Recovery Policy".

  The PSCW approved a gas cost incentive mechanism ("GCIM") which became effective on November 1, 1997, for each of the three years ending October 31, 1998, 1999 and 2000. Under the GCIM, Wisconsin Gas' gas commodity and capacity costs are compared to monthly benchmarks. If, at the end of each GCIM year, such costs deviate by more than 1.5% from the benchmark cost of gas, the utility shares such excess or reduced costs on a 50-50 basis with customers. The sharing mechanism applies only to costs between 1.5% and 4% above or below the benchmark. The GCIM provides an opportunity for Wisconsin Gas' earnings to increase or decrease as a result of gas and capacity acquisition activities. Wisconsin Gas intends to file with the PSCW to modify and extend the GCIM beyond October 31, 2000.

  (3)  Transition Cost Recovery Policy

  Interstate pipeline companies have been allowed to pass through to local gas distributors various costs incurred in the transition to FERC Order No.
636. The PSCW has authorized the recovery through rates of costs that have been passed through to Wisconsin Gas. Although complete assurance cannot be given, it is believed that any additional future transition costs incurred by Wisconsin Gas will also be recoverable from its customers.

  (4)  Changing Regulatory Environment

  The PSCW has instituted generic proceedings to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the natural gas industry. To date, the PSCW has made a policy decision to deregulate the sale of natural gas in customer segments with workably competitive market choices. It has also adopted standards for transactions between a utility and its gas marketing affiliates. The PSCW has established working groups to study and make recommendations on major deregulation issues. These working groups are scheduled to complete their work at various times through the year 2000. The PSCW may use the work group reports as the basis for instituting regulatory changes to enable customer choice or for recommending such changes to the state legislature. The impact of these proceedings on Wisconsin Gas' future operations is uncertain at this time. See "Gas Markets and Competition".

  (5)  Customer Choice Pilot Program

  On November 1, 1996, with PSCW approval, Wisconsin Gas began a one-year pilot supplier choice program for firm gas customers located in a small geographic area of the Company's service territory. The program was modified and extended for the 1997-98, 1998-99 and 1999-2000 program years. The Company has filed with the PSCW to further modify and extend the program for the 2000-2001 program year, and expects to continue the program from year to year until it is superseded by a generic PSCW order or state legislative mandate. The pilot program was designed to test market acceptance of supplier choice, the interest of third-party marketers in serving firm markets, including residential, and Wisconsin Gas' capabilities to administer transportation-only services. WICOR Energy Services is one of the gas suppliers participating in the pilot program.
It is unclear how long it will take for customer choice to become generally available in Wisconsin, and it is unknown what the impacts of customer choice may be on the Company.

(e)  Employees

  The Company had 1,010 full-time equivalent active employees at December 31, 1999.

Item  2.  PROPERTIES

  Wisconsin Gas owns a distribution system which, on December 31, 1999, included approximately 9,300 miles of distribution and transmission mains, 455,000 service laterals and 535,000 active meters. Wisconsin Gas' distribution system consists almost entirely of plastic and coated steel pipe. Wisconsin Gas owns its main office building in Milwaukee, office buildings in certain other communities in which it serves, gas regulating and metering stations, peaking facilities and its major service centers, including garage and warehouse facilities.

  Where distribution mains and services occupy private property, Wisconsin Gas in some, but not all, instances has obtained consents, permits or easements for such installations from the apparent owners or those in possession, generally without an examination of title.


Item  3.  LEGAL PROCEEDINGS

  There are no material legal proceedings pending, other than ordinary routine litigation incidental to the Company's businesses, to which the is a party, except as discussed below. There are no material legal proceedings to which any officer or director of the Company or any of its subsidiaries is a party or has a material interest adverse to the Company. There are no material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which the Company or any of its subsidiaries is or would be a party.

  The Company has identified two previously owned sites on which it operated manufactured gas plants. Such plants ceased operations prior to the mid-1950's. Environmental remediation work for one of the sites was completed during the third quarter of 1999. The Company is evaluating potential remedial options at the second site. The Company has established a reserve of approximately $2.1 million at December 31, 1999, to cover the remediation and maintenance costs of the remaining site.

  The Company periodically reviews its reserves for such remediation costs as evidence becomes available indicating that its remediation liability has changed. Based on the foregoing and given current information, management believes that future costs in excess of the amounts accrued on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations. See
Note 8(c) of "Notes to Financial Statements".


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Omitted pursuant to General Instruction J(2)(c).

PART II


Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS

  WICOR owns all the issued and outstanding common stock of the Company.
The Wisconsin Business Corporation Law and the Company's Indenture and agreements under which debt is outstanding contain certain restrictions on the payment of dividends on common stock. By order of the PSCW, Wisconsin Gas is generally permitted to pay dividends up to the amount projected in its rate case ($16 million). The Company may pay dividends in excess of $16 million so long as the payment will not cause its common equity ratio to fall below 48.43%. If payment of projected dividends would cause its common equity ratio to fall below 43% of total capitalization (including short-term debt), or if payment of additional dividends would cause its common equity ratio to fall below 48.43%, Wisconsin Gas must obtain PSCW approval to pay such dividends. Wisconsin Gas has projected the payment of $26.0 million of dividends during the 12 months ending October 31, 2000. See Note 6 of "Notes to Financial Statements". For the year ended December 31, 1999, the Company's average common equity level was 52.3%.

  The Company paid cash dividends of $26,000,000 and $24,000,000 on common stock to WICOR in 1999 and 1998, respectively.


Item  6.  SELECTED FINANCIAL DATA

  Omitted pursuant to General Instruction J(2)(a).


Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION

Proposed Merger with Wisconsin Energy Corporation
-------------------------------------------------
WICOR and Wisconsin Energy Corporation (WEC) have entered into an agreement and plan of merger, dated as of June 27, 1999, as amended (the Merger Agreement), providing for a strategic business combination of WICOR and WEC. The transaction contemplated by the Merger agreement has been approved by the boards of directors and the shareholders of WICOR and WEC, the Public Service Commission of Wisconsin and the Federal Trade Commission. Consummation of the merger is subject to the satisfaction of certain closing conditions including approval by federal regulators. Wisconsin Gas will continue to file periodic reports under the Securities Exchange Act of 1934 as amended.

Results of Operations - 1999 Compared with 1998
-----------------------------------------------
Net earnings during 1999 increased by $3.8 million, or 17%, to $26.4 million compared to $22.7 million for the same period last year. The Company's earnings are heavily dependent upon cold weather, which is measured by heating degree days (HDD). Rates have been set based on 20-year HDD averages. In 1999 and 1998, Wisconsin Gas experienced significantly warmer than normal weather which had a negative impact on earnings. The improvement in earnings in 1999 was driven by increased sales caused by more favorable weather compared to 1998 and a $7.5 million annual rate increase effective August 1, 1998. These items were offset in part by higher operating expenses.

Margin, defined as revenues less cost of gas sold, is a better comparative performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause that does not impact margin. The Company operates under a gas cost incentive mechanism (GCIM) which allows it to share in the risk and rewards of purchasing gas. The GCIM favorably impacted margins by $3.3 million and $3.8 million in 1999 and 1998, respectively.

The following tables set forth margin and sales volumes for each of the years ended December 31.

MILLIONS OF DOLLARS                     1999        1998        1997
                                     ----------  ----------  ----------
Revenues                             $ 416,021   $ 406,043   $ 514,201
Cost of gas sold                       250,226     252,181     342,749
                                     ----------  ----------  ----------
Sales margin                           165,795     153,862     171,452
Gas transportation margin               23,456      22,519      22,519
                                     ----------  ----------  ----------
Total margin                         $ 189,251   $ 176,381   $ 193,971
                                     ==========  ==========  ==========

MILLIONS OF THERMS
------------------
Sales volumes
   Firm                                  690.9       649.2       790.8
   Interruptible                          29.0        36.5        72.8
Transport volumes                        502.6       460.2       428.8
                                     ----------  ----------  ----------
Total throughput                       1,222.5     1,145.9     1,292.4
                                     ==========  ==========  ==========
Heating degree days                      6,318       5,865       7,094
                                     ==========  ==========  ==========
% (warmer) colder
  than 20-year average                    (9.1)      (16.4)        1.0
                                     ==========  ==========  ==========

The increase in firm sales volumes in 1999 was driven by colder weather during the heating season in 1999 compared to 1998. However, the weather in 1999 was warmer than the 20-year average. During the year, transportation volumes increased, compared to the same period in 1998, mainly because more customers purchased gas from sources other than Wisconsin Gas and transported the volumes over the Wisconsin Gas distribution system.

Operating and maintenance expenses increased $4.7 million, or 5%, in 1999, compared with the prior year. The increase reflects the impact of an annualized $7.5 million charge relating to PSCW-approved additional uncollectible accounts receivable expense, which became effective November 1, 1998. The increase during the year was partially offset by lower benefit expenses due to changes in various benefit plans and favorable plan experience.

Depreciation expense in 1999, increased by $2.0 million, or 6%, compared with 1998 due to increases in depreciable plant balances. Depreciation expense in 2000 is expected to increase due to planned capital investments.

Interest expense in 1999 increased $0.2 million compared to 1998. The increase reflects higher borrowing levels offset in part by lower interest rates.

Taxes, other than income taxes decreased by $1.2 million, or 13%, to $7.9 million due to lower gross receipts tax for Wisconsin Gas. Gross receipt taxes are based on the previous year's operating revenues.

Other income decreased by $1.0 million in 1999 compared to 1998.
Other income in 1998 was positively impacted by a $1.2 million pretax gain associated with the sales of non-utility property.

Income tax expense increased $2.4 million in 1999 compared to 1998, reflecting higher pre-tax income. The effective income tax rate remained relatively unchanged between 1999 and 1998.

Results of Operations - 1998 Compared with 1997
-----------------------------------------------
Wisconsin Gas' net earnings declined by $6.7 million, or 23%, in 1998 as compared with 1997. During 1998, heating degree days were 17% lower than 1997 and 16% lower than the 20-year average. This decline in heating degree days negatively impacted Wisconsin Gas margins from heating customers. The lower gas margins were driven by unseasonably warm weather in the first quarter, combined with extremely mild weather in November and early December. Net earnings were positively affected by revenues derived from the GCIM and gains realized on the sale of non-utility land.

The decrease in firm sales volumes in 1998 was caused principally by the extremely mild heating season, lower average use per customer and firm customers switching from sales to transportation service. Transportation volumes increased mainly because more customers purchased gas from sources other than Wisconsin Gas and transported volumes through the Wisconsin Gas distribution system. During 1998, Wisconsin Gas realized $3.8 million of margin under a GCIM. In August 1998, Wisconsin Gas raised its rates $7.5 million on an annual basis. This rate increase offset increased operating expenses.

Total operating and maintenance expenses of $87.6 million for 1998 were $5.6 million lower than the prior year. The decrease resulted primarily from lower labor and benefit expenses and weather related spending reductions.

Depreciation and amortization expense for 1998 increased by $1.9 million, or 6%, compared with 1997, due to additions to depreciable plant balances.

Interest expense in 1998 decreased $0.3 million compared to 1997. The decrease reflects slightly lower borrowing levels.

Other income, net of expenses, increased by $1.8 million in 1998 compared to 1997. Other income was positively impacted by $1.2 million in gains realized on the sales of non-utility property.

Income tax expense decreased $4.6 million in 1998 compared to 1997, reflecting lower pre-tax income. The effective income tax rate remained relatively unchanged between 1998 and 1997.

New Accounting Standards
------------------------
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities (SFAS No. 133)". In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts. With respect to hybrid instruments, a company may elect to apply SFAS 133, as amended, to (1) all hybrid contracts, (2) only those hybrid instruments that were issued, acquired, or substantially modified after December 31, 1997, or (3) only those hybrid instruments that were issued, acquired, or substantially modified after December 31, 1998.

The fair value of our freestanding held or issued derivatives is presented in Note 1(j) to the financial statements included herein, "Derivative Financial Instruments". SFAS 133 would require that those derivative instruments be recognized in our balance sheet as assets or liabilities at their fair value. The Company has not yet quantified the other effects of adopting SFAS 133 on our financial statements. However, the SFAS could increase volatility in earnings and other comprehensive income.

Effects of Changing Prices
--------------------------
In management's opinion, changes in the rate of inflation have not had a significant effect on Wisconsin Gas' income over the past three years. Inflationary increases in recent years have been recovered through productivity improvements and/or product price increases. The Company continues to monitor the impact of inflation in order to minimize its effects in future years through pricing strategies, productivity improvements and cost reductions.

  Wisconsin Gas rates are set under an alternative method of rate making (see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Regulatory Matters"). After reviewing the impact of the margin rate cap and other factors, management believes that Wisconsin Gas's productivity improvements have offset the impact of inflationary cost increases.

Liquidity and Capital Resources
-------------------------------
Cash flows from operations during 1999 decreased by $10.6 million, or 17%, to $51.5 million from the comparable period in 1998. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable amounts are higher in the heating season as compared with the summer months.

The Company has access to outside capital markets and has been able to generate funds internally to meet its investment needs. Wisconsin Gas' ability to attract the necessary financial capital at reasonable terms is critical to the Company's overall strategic plan.

The Company believes that cash provided from operating activities over the next three years will satisfy normal ongoing cash requirements. The Company may need external capital for the Guardian Pipeline lateral project.

Investment Activities
---------------------
Capital expenditures in 1999 increased by $7.5 million, or 21%, compared to 1998. Capital expenditures are expected to increase modestly in 2000 and are expected to be funded from operations. Capital expenditures in 1998 increased slightly to $35.5 million compared to 1997.

During 1999 and 1998, Wisconsin Gas acquired small municipal water utilities, at book value, for $1.2 million and $0.5 million in cash, respectively. Each of the acquisitions was accounted for as a purchase and the results of operations of the acquired companies were included in the Company's financial statements from their respective acquisition dates.

On March 10, 1999, WICOR announced the formation of a joint venture, Guardian Pipeline, L.L.C., to construct the Guardian interstate natural gas pipeline from the Chicago market hub near Joliet, Illinois to southeastern Wisconsin (Guardian Pipeline). Subsidiaries of CMS Energy, a Dearborn, Michigan based international energy company, and Northern States Power Company, a Minneapolis based diversified energy company, are the sponsors of the project with WICOR. The three partners will have equal ownership interests in the project. On November 30, 1999, Guardian Pipeline filed an application with the Federal Energy Regulatory Commission (FERC) to construct, place in service and operate the pipeline.

The Guardian Pipeline will consist of approximately 150 miles of 36-inch pipe and related compression equipment and will be designed to carry about 750,000 Dekatherms per day of gas. The project requires FERC approval.

The Guardian Pipeline, if approved by FERC and placed in service, is expected to increase the availability and reliability of gas transportation service in Northern Illinois and southeastern Wisconsin as well as introduce or increase competition among pipelines serving the area. Wisconsin Gas expects to fund the lateral project using long-term debt financing.

The pipeline is scheduled to be in service by November 1, 2002.
Wisconsin Gas has committed to purchase 650,000 Dekatherms per day of capacity on the pipeline and will construct a 35-mile lateral at a cost of approximately $54 million to connect its distribution system to the Guardian Pipeline. The construction of the lateral will require PSCW approval. On November 30, 1999, Wisconsin Gas filed an application with the PSCW to construct, place in service and operate the lateral.

Financing Activities
--------------------
In November 1998, Wisconsin Gas used its existing lines of credit to issue commercial paper, the proceeds of which were used to redeem, at par, $40 million of 7.5% Notes due in 1998. In January 1999, Wisconsin Gas issued $50 million of 5.5% Notes due in 2009, to replace the commercial paper.

Wisconsin Gas' embedded cost of long-term debt was 6.4%, 6.9% and 7.1% for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company paid cash dividends to WICOR of $26.0 million, $24.0 million and $22.0 million in 1999, 1998 and 1997, respectively. At December 31, 1999, the Company had $38.3 million of unrestricted retained earnings available for dividend payments to shareholders.

As described in Note 6 of Notes to the Company's Financial
Statements, a 1993 PSCW rate order retained certain limitations with respect to equity levels of and dividend payments by Wisconsin Gas. Restrictions imposed by the PSCW are not expected to have any material effect on WICOR's ability to meet its cash obligations.

Wisconsin Gas's ratio of pre-tax earnings to fixed charges increased to 4.2 in 1999 from 3.8 in 1998, as a result of increased net earnings.

Access to capital markets at a reasonable cost is determined in large part by credit quality. Moody's Investors Service and Standard and Poor's Corporation reaffirmed the rating of Wisconsin Gas' long-term debt at Aa2 and AA-, respectively. These rating actions follow the June 28, 1999 announcement that WEC will acquire WICOR for approximately $1.3 billion. These ratings provide a high degree of flexibility in obtaining funds on competitive terms and reflect the views of such organizations. An explanation of the significance of these ratings may be obtained from each agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness.

The Company's primary line of credit is a $30 million unsecured revolving credit facility with several banks which expires August 6, 2002. Financial covenants under the facility include leverage and interest coverage ratios. In addition, the Company arranges domestic seasonal lines of credit to support its commercial paper borrowing program. The Company was in compliance with all financial covenants at December 31, 1999. Wisconsin Gas finances working capital needs by issuing commercial paper in the open market. Commercial paper outstanding at December 31, 1999 and 1998 was $89.8 million and $65.0 million, respectively.

The Company believes that it has adequate capacity to fund its operations for the foreseeable future through its borrowing arrangements and internally generated cash.

Regulatory Matters
------------------
Wisconsin Gas is subject to the jurisdiction of the PSCW as to various phases of its operations, including rates, customer service and issuance of securities.

Wisconsin Gas complies with the provisions of Statement of Financial Accounting Standards (SFAS No. 71) "Accounting for the Effects of Certain Types of Regulation," which provides that rate-regulated public utilities such as Wisconsin Gas record certain costs and credits allowed in the ratemaking process in different periods than would be required for unregulated businesses. In the event Wisconsin Gas determines that it no longer meets the criteria for following SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts Wisconsin Gas's ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. SFAS 71 continues to be applicable to Wisconsin Gas in that its rates are approved by a third party regulator and are designed to recover its cost of service. Wisconsin Gas believes its current cost-based rates are competitive in the open market.

Wisconsin Gas rates are set within the framework of the Productivity-based Alternative Ratemaking Mechanism (PARM), which was established in 1994 and has been extended through October 31, 2001. Under PARM Wisconsin Gas has the ability to raise or lower margin rates within a specified range on a quarterly basis. In 1997, 1996 and 1995, Wisconsin Gas reduced its base rates by $1.5 million, $3.0 million and $4.5 million on an annualized basis, respectively. Effective August 1, 1998, Wisconsin Gas increased its base rates by $7.5 million on an annualized basis. With this increase, Wisconsin Gas's rates recover $1.5 million per year less than the maximum amount allowed by the PSCW's rate order. The rate increase has offset increased operating costs. The PARM has certain criteria that allow it to be reopened at any time for significant deterioration in safety, failures to meet conservation goals, significant changes in interest rates and "extraordinary items." To date, none of the criteria has been triggered.

Wisconsin Gas' rates traditionally contained clauses providing for periodic rate adjustments, with PSCW approval, to reflect changes in purchased gas costs, including the recovery of transition costs passed through by pipeline suppliers.

Interstate pipeline companies have been allowed to pass through to local gas distributors various costs incurred in the transition to FERC Order No. 636. The PSCW has authorized the recovery through rates of costs that have been passed through to Wisconsin Gas. Although complete assurance cannot be given, it is believed that any additional future transition costs incurred by Wisconsin Gas will also be recoverable from its customers.

The PSCW approved a gas cost incentive mechanism (GCIM) which became effective on November 1, 1997, for each of the three years ending October 31, 1998, 1999 and 2000. Under the GCIM, Wisconsin Gas's gas commodity and capacity costs are compared to monthly benchmarks. If, at the end of each GCIM year, such costs deviate by more than 1.5% from the benchmark cost of gas, the utility shares such excess or reduced costs on a 50-50 basis with customers. The sharing mechanism applies only to costs between 1.5% and 4% above or below the benchmark. The GCIM provides an opportunity for Wisconsin Gas's earnings to increase or decrease as a result of gas acquisition activities and transportation costs. PSCW rules mandate that utilities within a holding company use a uniform gas cost recovery mechanism. Under the proposed merger, Wisconsin Gas may need to make changes to its GCIM.

The PSCW has instituted generic proceedings to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the natural gas industry. To date, the PSCW has made a policy decision to deregulate the sale of natural gas in customer segments with workably competitive market choices. It has also adopted standards for transactions between a utility and its gas marketing affiliates. The PSCW has established working groups to study and make recommendations on major deregulation issues. These working groups are scheduled to complete their work at various times through the year 2000. Presumably, the PSCW will use the work group reports as the basis for recommendations to the state legislature. The impact of these proceedings on Wisconsin Gas's future operations is uncertain at this time.

On November 1, 1996, with PSCW approval, Wisconsin Gas began a one-year pilot supplier choice program for firm gas customers located in a small geographic area of the Company's service territory. The program was modified and extended for the 1998-99 and 1999-2000 program years. The Company has filed with the PSCW to further modify and extend the program for the 2000-01 program year, and expects to continue the program from year to year until it is superseded by a generic PSCW order or state legislative mandate. The pilot program was designed to test market acceptance of supplier choice, the interest of third-party marketers in serving firm markets, including residential, and Wisconsin Gas's capabilities to administer transportation-only services. It is unclear how long it will take for customer choice to become available in Wisconsin, and it is unknown what the impacts of customer choice may be on the Company.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------
The Company's market risk includes the potential loss arising from adverse changes in the price of natural gas. The Company's objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in natural gas prices. The Company's policy prohibits the use of derivative financial instruments for trading purposes.

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

Environmental Matters
---------------------
Wisconsin Gas has identified two previously owned manufactured gas plant sites where it is responsible for environmental remediation. Remediation at one site was completed during the third quarter of 1999. Wisconsin Gas is currently evaluating potential remedial options at the second site and anticipates that the costs incurred in the remediation effort will be recoverable from insurers or through rates and will not have a material adverse effect on the Company's liquidity or results of operations.

For additional disclosure regarding environmental matters, see Note 8c of "Notes to Financial Statements".

Year 2000 Date Conversion
-------------------------
The Company developed a formal plan to ensure that its significant date-sensitive computer software and hardware systems (Information Technology) and other equipment utilized in its various activities (Operating Equipment) were Year 2000 compliant and operational on a timely basis. The plan addressed all of the Company's locations, and included a review of computer applications that connect elements of the Company's business directly to its customers and suppliers. The plan also included an assessment process to determine if the Company's significant customers and suppliers were Year 2000 compliant.

The Company's plan to resolve issues relating to Year 2000 conversion included four major phases - assessment, remediation, testing, and implementation. To assist the Company in reaching Year 2000 compliance, the Company retained third party consultants. The Company completed the assessment phase of its plan for all of its significant Information Technology and Operating Equipment that it believes could be affected by the Year 2000 conversion. Based upon its assessment, the Company concluded that it would be necessary to reprogram and/or replace certain of its Information Technology. The Company also determined that certain of its Operating Equipment would also require modification to ensure it remains operational.

Substantially all of the Company's Information Technology applications and Operating Equipment were compliant at December 31, 1999. During the transition weekend of December 31, 1999, through January 3, 2000, the Company had personnel on-site to monitor its gas distribution network operations and to verify that the Company's computer systems did not experience any Year 2000 impacts. Wisconsin Gas did not experience any failures that resulted in the loss of gas service to its customers or that posed any safety-related issues to the public or its employees.

With respect to operations that involve third parties, the Company made inquiries of its significant customers and suppliers regarding Year 2000 issues facing these third parties that would materially impact the Company's operations. Wisconsin Gas did not experience any Year 2000 failures from its significant customers or suppliers.

Wisconsin Gas intends to continue to monitor the readiness status of its systems during 2000 for other potential date related failures.

The Company developed contingency plans addressing Year 2000 concerns in mission critical areas of the Company, and for other areas as deemed practicable and advisable by the Company. The Company also developed a Year 2000 event plan that outlined the staffing requirements and the system verification procedures that were utilized during the transition weekend. The plan included a Command and Control Center that was managed by one of Wisconsin Gas' senior executives. Personnel in the center monitored the system verification activities and coordinated the communication of Wisconsin Gas' status to state regulatory agencies, the American Gas Association and the media.

In an effort to reduce risk from staff shortages, the Company established a policy which limited employee vacations during December 1999 and January 2000. The policy provided for certain exceptions and reserved the right for management to determine final work or vacation schedules based on the needs of the Company's business and customers.

During the past three years, the Company has spent approximately $4.0 million for Year 2000 remediation. Total costs associated with Year 2000 readiness did not significantly impact Wisconsin Gas' financial position or results of operations.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk includes the potential loss arising from adverse changes in the price of natural gas. The Company's objective in managing this risk is to reduce fluctuations in earnings and cash flows associated with changes in natural gas prices. The Company's policy prohibits the use of derivative financial instruments for trading purposes.

The Company has a commodity risk management program that has been approved by the PSCW. This program allows Wisconsin Gas to utilize purchased call and put option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under this program, Wisconsin Gas has the ability to hedge up to 50% of its planned gas deliveries for the heating season. The PSCW has also allowed Wisconsin Gas to hedge gas purchased for storage during non-heating months. The cost of the call and put option contracts, as well as gains or losses realized under the contracts do not affect net income as they are recovered dollar for dollar under the purchased gas adjustment clause.

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of WICOR, Inc.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Gas Company (a Wisconsin corporation and a wholly owned subsidiary of WICOR, Inc.) as of December 31, 1999 and 1998, and the related consolidated statements of earnings, common equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Gas Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.






Arthur Andersen LLP

Milwaukee, Wisconsin,
January 24, 2000.

                              WISCONSIN GAS COMPANY
                              Statements of Income
[CAPTION]

                                                     Year Ended December 31,
                                               ----------------------------------
                                                  1999        1998        1997
                                               ----------  ----------  ----------
                                                     (Thousands of Dollars)
Operating Revenues                             $ 439,477   $ 428,562   $ 536,720
                                               ----------  ----------  ----------
Operating Expenses:
  Cost of gas sold                               250,226     252,181     342,749
  Operations                                      83,902      79,178      84,647
  Maintenance                                      8,336       8,393       8,535
  Depreciation and amortization                   35,596      33,568      31,714
  Taxes, other than income taxes                   7,851       9,038       9,600
                                               ----------  ----------  ----------
                                                 385,911     382,358     477,245
                                               ----------  ----------  ----------

Operating Income                                  53,566      46,204      59,475
                                               ----------  ----------  ----------

Interest Expense                                  12,601      12,448      12,698
Other (Income), net                               (1,078)     (2,125)       (366)
                                               ----------  ----------  ----------
Income Before Income Taxes                        42,043      35,881      47,143
Income Tax Provision                              15,609      13,213      17,808
                                               ----------  ----------  ----------
Net Earnings                                   $  26,434   $  22,668   $  29,335
                                               ==========  ==========  ==========

The accompanying notes are an integral part of these statements.

                          WISCONSIN GAS COMPANY
                             Balance Sheet
[CAPTION]

                                                            As of December 31,
                                                          ----------------------
                                                             1999        1998
                                                          ----------  ----------
                                                          (Thousands of Dollars)
Assets
------
Property, Plant and Equipment, at cost                    $ 865,109   $   828,748
Less - Accumulated depreciation                             477,493       448,270
                                                          ----------  ------------
                                                            387,616       380,478
                                                          ----------  ------------
Current Assets:
  Cash and cash equivalents                                  11,368         6,690
  Accounts receivable, less allowance for doubtful
    accounts of $10,149 and $10,170, respectively            40,448        39,580
  Accounts receivable - intercompany, net                       632           440
  Accrued revenues                                           44,887        42,524
  Gas in storage, at weighted average cost                   40,415        36,751
  Materials and supplies, at weighted average cost            6,211         3,590
  Deferred income taxes                                      15,106        12,579
  Prepaid taxes                                               5,965         1,805
  Other                                                       1,826         2,330
                                                          ----------  ------------
                                                            166,858       146,289
                                                          ----------  ------------
Deferred Charges and Other:
  Regulatory assets                                          51,686        59,319
  Prepaid pension costs                                      49,661        42,396
  Systems development costs                                   8,601        12,901
  Other                                                       9,357         8,434
                                                          ----------  ------------
                                                            119,305       123,050
                                                          ----------  ------------
                                                          $ 673,779   $   649,817
                                                          ==========  ============



The accompanying notes are an integral part of these statements.

                         Wisconsin Gas Company
                             Balance Sheets
[CAPTION]

                                                              As of December 31,
                                                            ----------------------
                                                               1999        1998
                                                            ----------  ----------
                                                            (Thousands of Dollars)
Capitalization and Liabilities
------------------------------
Capitalization (See accompanying statement):
  Long-term debt                                            $ 158,244   $ 158,839
  Preferred stock                                                   -           -
  Common equity                                               215,558     213,346
                                                            ----------  ----------
                                                              373,802     372,185
                                                            ----------  ----------
Current Liabilities:
  Accounts payable                                             40,208      36,844
  Short-term borrowings                                        89,759      65,000
  Current portion of long-term debt                                 -       2,000
  Refundable gas costs                                         24,043      18,570
  Accrued payroll and benefits                                  9,195       8,394
  Other                                                         4,696       3,077
                                                            ----------  ----------
                                                              167,901     133,885
                                                            ----------  ----------
Deferred Credits and Other Liabilities:
  Postretirement benefit obligation                            38,690      44,741
  Deferred income taxes                                        46,409      40,375
  Regulatory liabilities                                       27,742      32,153
  Environmental remediation costs                               2,110       7,922
  Unamortized investment tax credit                             5,909       6,357
  Other                                                        11,216      12,199
                                                            ----------  ----------
                                                              132,076     143,747
                                                            ----------  ----------
                                                            $ 673,779   $ 649,817
                                                            ==========  ==========

The accompanying notes are an integral part of these statements.

                       WISCONSIN GAS COMPANY
                     Statements of Cash Flows
[CAPTION]

                                                        Years Ended December 31,
                                                   ----------------------------------
                                                      1999        1998        1997
                                                   ----------  ----------  ----------
                                                         (Thousands of Dollars)
Operations:
  Net earnings                                     $  26,434   $  22,668   $  29,335
  Adjustments to reconcile net earnings
   to net cash flows:
    Depreciation and amortization                     42,291      40,335      39,820
    Deferred income taxes                              3,507       7,775       2,332
    Net pension and other postretirement
      benefit income                                 (11,768)     (8,001)     (2,974)
    Change in:
      Receivables                                     (3,231)     20,130      15,698
      Gas in storage                                  (3,664)      3,905      (7,973)
      Other current assets                              (442)       (743)       (410)
      Accounts payable                                 3,364      (6,647)    (21,057)
      Accrued taxes                                   (4,160)     (1,180)      5,266
      Refundable gas costs                             5,473      (6,206)     (6,769)
      Other current liabilities                        2,228        (632)       (899)
      Other non-current assets and liabilities        (8,512)     (9,240)     (8,254)
                                                   ----------  ----------  ----------
                                                      51,520      62,164      44,115
                                                   ----------  ----------  ----------
Investment Activities:
  Capital expenditures                               (42,970)    (35,492)    (35,017)
  Acquisition of water utility                        (1,187)       (509)          -
  Proceeds from sale of assets                             -       1,762           -
  Other, net                                             146         301         293
                                                   ----------  ----------  ----------
                                                     (44,011)    (33,938)    (34,724)
                                                   ----------  ----------  ----------
Financing Activities:
  Change in short-term borrowings                     24,759     (13,671)     13,171
  Issuance of long-term debt                               -      50,000           -
  Reduction of long-term debt                         (2,000)    (42,000)     (2,000)
  Cash dividends paid to WICOR, Inc.                 (26,000)    (24,000)    (22,000)
  Other                                                  410         281         332
                                                   ----------  ----------  ----------
                                                      (2,831)    (29,390)    (10,497)
                                                   ----------  ----------  ----------
Change in Cash and Cash Equivalents                    4,678      (1,164)     (1,106)
Cash and Cash Equivalents at Beginning of Period       6,690       7,854       8,960
                                                   ----------  ----------  ----------
Cash and Cash Equivalents at End of Period         $  11,368   $   6,690   $   7,854
                                                   ==========  ==========  ==========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
  Income taxes, net of refunds                     $  17,306   $   8,694   $  11,814
  Interest                                         $  10,156   $  12,303   $  11,886

The accompanying notes are an integral part of these statements.

                         WISCONSIN GAS COMPANY
                      Statements of Common Equity
                         (Thousands of Dollars)
[CAPTION]

                                                                          Accumulated
                                                     Other                 Other
                                           Common    Paid-In   Retained  Comprehensive
                                   Total    Stock    Capital   Earnings     Income
                                ---------- ------- ---------- ---------- -------------
Balance at December 31, 1996    $ 206,568  $    9  $ 119,095  $  88,670  $    (1,206)
  Net earnings                     29,335       -          -     29,335            -
  Other comprehensive income:
    Minimum pension
      liability adjustment           (236)      -          -          -         (236)
                                ---------- ------- ---------- ---------- ------------
Comprehensive income               29,099       -          -     29,335         (236)
                                ---------- ------- ---------- ---------- ------------
Cash dividends paid
    to WICOR, Inc.                (22,000)      -          -    (22,000)           -
Other                               1,582       -      1,582          -            -
                                ---------- ------- ---------- ---------- ------------
Balance at December 31, 1997      215,249       9    120,677     96,005       (1,442)
  Net earnings                     22,668       -          -     22,668            -
  Other comprehensive income:
    Minimum pension
      liability adjustment           (782)      -          -          -         (782)
                                ---------- ------- ---------- ---------- ------------
Comprehensive income               21,886       -          -     22,668         (782)
                                ---------- ------- ---------- ---------- ------------
Cash dividends paid
    to WICOR, Inc.                (24,000)      -          -    (24,000)           -
Other                                 211       -        211          -            -
                                ---------- ------- ---------- ---------- ------------
Balance at December 31, 1998      213,346       9    120,888     94,673       (2,224)
  Net earnings                     26,434       -          -     26,434            -
  Other comprehensive income:
    Minimum pension
      liability adjustment            688       -          -          -          688
                                ---------- ------- ---------- ---------- ------------
Comprehensive income               27,122       -          -     26,434          688
                                ---------- ------- ---------- ---------- ------------
Cash dividends paid
    to WICOR, Inc.                (26,000)      -          -    (26,000)           -
Other                               1,090       -      1,090          -            -
                                ---------- ------- ---------- ---------- ------------
Balance at December 31, 1999    $ 215,558  $    9  $ 121,978  $  95,107  $    (1,536)
                                ========== ======= ========== ========== ============

The accompanying notes are an integral part of these statements.

                       Wisconsin Gas Company
                    Statements of Capitalization
[CAPTION]

                                                          As of December 31,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
                                                        (Thousands of Dollars)
Long-Term Debt
--------------
6.375% Notes due 2005                                   $  65,000   $  65,000
5.5% Notes due 2009                                        50,000           -
6.6% Notes due 2013                                        45,000      45,000
Commercial paper (See Note 5 of the Notes
  to the Financial Statements)                                  -      50,000
Unamortized debt discount and expense                      (1,756)     (1,161)
                                                        ----------  ----------
                                                          158,244     158,839
                                                        ----------  ----------

Preferred Stock
---------------
Without par value, cumulative; authorized 1,500,000
  shares, none outstanding                                      -           -
                                                        ----------  ----------

Common Equity
-------------
Common stock, $8 par value, authorized 5,000,000
  shares, 1,125 shares outstanding                              9           9
Other paid-in capital                                     121,978     120,888
Retained earnings                                          95,107      94,673
Accumulated other comprehensive income                     (1,536)     (2,224)
                                                        ----------  ----------
                                                          215,558     213,346
                                                        ----------  ----------
                                                        $ 373,802   $ 372,185
                                                        ==========  ==========

The accompanying notes are an integral part of these statements.

                         Wisconsin Gas Company
                     Notes to Financial Statements

1.  ACCOUNTING POLICIES
-----------------------
a.  Business

Wisconsin Gas Company (Wisconsin Gas), the oldest and largest natural gas distribution utility in Wisconsin, is a public utility engaged in the distribution of natural gas throughout Wisconsin. Wisconsin Gas is a wholly-owned subsidiary of WICOR, Inc. (WICOR). Most of Wisconsin Gas' revenues, however, are derived from gas delivered in southeastern Wisconsin. Wisconsin Gas is subject to regulation by the Public Service Commission of Wisconsin (PSCW) and gives recognition to ratemaking policies substantially in accordance with the Federal Energy Regulatory Commission
(FERC) System of Accounts. At December 31, 1999, Wisconsin Gas served approximately 538,000 customers in 529 communities.

b.  Gas Distribution Revenues and Purchased Gas Costs

Utility billings are rendered on a cycle basis. Revenues include estimated amounts accrued for service provided but not yet billed.

Wisconsin Gas's rate schedules contain provisions which permit, subject to the sharing mechanism discussed below, the recovery of actual purchased gas costs incurred. The difference between actual gas costs incurred (adjusted for the sharing mechanism) and costs recovered through rates is deferred as a current asset or liability. The deferred balance is returned to or recovered from customers at intervals throughout the year and any residual balance at the annual October 31 reconciliation date is subsequently refunded to or recovered from customers.

A Gas Cost Incentive Mechanism (GCIM) approved by the PSCW in October
1997 became effective on November 1, 1997, for each of the three years ending October 31, 1998, 1999 and 2000. Under the GCIM, Wisconsin Gas's gas commodity and capacity costs are compared to monthly benchmarks. If, at the end of each GCIM year, such costs deviate by more than 1.5% from the benchmark cost of gas, the utility shares such excess or reduced costs on a 50-50 basis with customers. The sharing mechanism applies only to costs between 1.5% and 4% above or below the benchmark. The GCIM provides an opportunity for Wisconsin Gas's earnings to increase or decrease as a result of gas and capacity acquisition activities. Reduced gas costs under the GCIM have been shared between the Company and its customers.

c.  Plant and Depreciation

Gas distribution property, plant and equipment is stated at original cost, including overhead allocations. Upon ordinary retirement of plant assets, original cost plus cost of removal, net of salvage, is charged to accumulated depreciation, and no gain or loss is recognized.

The depreciation of Wisconsin Gas' assets is computed using straight-line rates over estimated useful lives and considers salvage value. These rates have been consistently used for ratemaking purposes. The composite rates were 4.4% for 1999 and 1998 and 4.3% for 1997.

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

The amounts recorded as regulatory assets and regulatory liabilities in the balance sheet at December 31, 1999 and 1998 are as follows:

(Thousands of Dollars)                           1999          1998
                                              ----------    ----------
Regulatory assets:
  Postretirement benefit costs (Note 8)       $  33,941     $  36,720
  Deferred uncollectible expenses                15,364        19,960
  Income tax-related amounts
    due from customers (Note 3)                   1,941         2,295
  Other                                             440           344
                                              ----------    ----------
                                              $  51,686     $  59,319
                                              ==========    ==========
Regulatory liabilities:
  Income tax-related amounts
    due to customers (Note 3)                 $  16,293     $  18,058
  Unrecognized pension income (Note 8)            8,078        10,929
  Other                                           3,371         3,166
                                              ----------    ----------
                                              $  27,742     $  32,153
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

Wisconsin Gas has a commodity risk management program that has been approved by the PSCW. This program allows Wisconsin Gas to utilize call and put option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under this program, Wisconsin Gas has the ability to hedge up to 50% of its planned gas deliveries for the heating season. The PSCW has also allowed Wisconsin Gas to hedge gas purchased for storage during non-heating months. The cost of the call and put option contracts, as well as gains or losses realized under the contracts do not affect net income as they are fully recovered under the purchased gas adjustment clause. In addition, under the GCIM, Wisconsin Gas uses derivative financial instruments to reduce the cost of gas. The cost of these financial instruments, as well as any gains or losses on the contracts are subject to the GCIM sharing mechanism. As of December 31, 1999, Wisconsin Gas had put options covering approximately 34% of the volumes of gas in storage, and call options covering 27% of the expected natural gas purchases for the remainder of the 1999-2000 heating season.

h.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

i.  Non-Regulated Activities

  Revenues and expenses associated with Wisconsin Gas's nonregulated equipment leasing and other activities are recorded in Other (Income), net.

j.  Reclassifications

Certain prior year financial statement amounts have been reclassified to conform to their current year presentation.


2.  PROPOSED MERGER WITH WISCONSIN ENERGY CORPORATION
-----------------------------------------------------
WICOR and Wisconsin Energy Corporation (WEC) have entered into an Agreement and Plan of Merger, dated as of June 27, 1999, as amended (the Merger Agreement), providing for a strategic business combination of WICOR and WEC through a merger of WICOR and a wholly-owned subsidiary of WEC ( the Merger).

The accompanying financial statements do not reflect any adjustments which may occur in the future as a result of the proposed merger with Wisconsin Energy.

3.  INCOME TAXES
----------------
The current and deferred components of income tax expense for each of the years ended December 31 are as follows:

(Thousands of Dollars)             1999         1998         1997
------------------------        ----------   ----------   ----------
Current
  Federal                       $  11,515    $   7,017    $  13,198
  State                             2,820        1,698        3,216
                                ----------   ----------   ----------
Total Current                      14,335        8,715       16,414
                                ----------   ----------   ----------
Deferred
  Federal                             592        3,193          707
  State                               682        1,305          687
                                ----------   ----------   ----------
Total Deferred                      1,274        4,498        1,394
                                ----------   ----------   ----------
Total Provision                 $  15,609    $  13,213    $  17,808
                                ==========   ==========   ==========

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

[CAPTION]

                                         Years Ended December 31,
                             -------------------------------------------------
(Thousands of Dollars)            1999             1998             1997
------------------------     ---------------  ---------------  ---------------
Statutory U.S. tax rates     $14,715   35.0%  $12,559   35.0%  $16,500   35.0%
State income taxes, net        2,358    5.6     2,047    5.7     2,629    5.6
Investment credit restored      (441)  (1.0)     (445)  (1.2)     (451)  (1.0)
Excess deferred
   tax amortization             (706)  (1.7)     (645)  (1.8)     (630)  (1.3)
Other, net                      (317)  (0.8)     (303)  (0.9)     (240)  (0.5)
                             ---------------    ---------------    ---------------
Effective Tax Rates          $15,609   37.1%    $13,213   36.8%  $17,808   37.8%
                             ===============    ===============  ===============

The components of deferred income tax assets and liabilities at December 31, 1999 and 1998 are as follows:

(Thousands of Dollars)                           1999        1998
--------------------------                    ----------  ----------
Current Deferred Income Tax Assets
  Recoverable gas costs                       $   5,987   $   7,176
  Inventory                                       3,353       3,790
  Deferred compensation                           2,062       2,039
  Other                                           3,704        (426)
                                              ----------  ----------
                                              $  15,106   $  12,579
                                              ==========  ==========

Long-term Deferred Income Tax Liabilities
  Property related                            $  37,775   $  37,772
  Pension benefits                               16,465      12,259
  Systems development costs                       3,452       5,178
  Investment tax credit                          (3,909)     (4,205)
  Deferred compensation                          (2,865)     (3,055)
  Postretirement benefits                        (1,906)     (3,220)
  Environmental                                  (1,313)     (3,180)
  Other                                          (1,290)     (1,174)
                                              ----------  ----------
                                              $  46,409   $  40,375
                                              ==========  ==========


4.  SHORT-TERM BORROWINGS
-------------------------
As of December 31, 1999 and 1998, Wisconsin Gas had total unsecured lines of credit available from banks of $100.0 million and $135.0 million, respectively. The credit lines may be used for, among other purposes, the support of commercial paper issued by Wisconsin Gas. These borrowing arrangements may require the maintenance of average compensating balances, which are generally satisfied by balances maintained for normal business operations, and may be withdrawn at any time.

At December 31, 1999, $89.8 million of commercial paper was outstanding at a weighted average interest rate of 6.1%. At December 31, 1998, $115.0 million of commercial paper was outstanding at a weighted average interest rate of 5.7%. Commercial paper totaling $50.0 million was classified as long-term.

Restrictive covenants under Wisconsin Gas' five-year $30 million revolving credit agreement, which expires in August, 2002, include leverage and interest coverage ratios.


5.  LONG-TERM DEBT
------------------
In January 1999, Wisconsin Gas issued $50 million of 5.5% Unsecured
Notes due 2009. The proceeds of the offering were used in part to reduce commercial paper issued in November 1998, in connection with the maturity of $40.0 million 7.5% Notes. All maturities and sinking fund requirements are due subsequent to 2004.

6.  RESTRICTIONS
----------------
The PSCW has established a 13-month average equity ratio range of 43% to 50% for Wisconsin Gas and also requires Wisconsin Gas to request PSCW approval prior to the payment of dividends on its common stock to the Company if the payment would reduce its common equity (net assets) below 43% of total capitalization (including short-term debt). Under this requirement, $38.3 million of Wisconsin Gas's net assets at December 31, 1999, plus future earnings, were available for such dividends without PSCW approval. In addition, the PSCW must also approve any dividends in excess of $16 million for any 12-month period beginning November 1 if such dividends would reduce Wisconsin Gas's 13-month average equity below 48.43% of its total capitalization. Wisconsin Gas paid $6.5 million in dividends in November 1999 and expects to pay $26.0 million in dividends for the 12 months ending October 2000. At December 31, 1999, Wisconsin Gas's equity ratio was 52.3%.


7.  ACQUISITIONS
----------------
During both 1999 and 1998, Wisconsin Gas acquired small municipal water utilities, at book value, for $1.2 million and $0.5 million in cash, respectively. Each of the acquisitions was accounted for as a purchase and the results of operations were included in the Company's financial statements from the date of acquisition.


8.  COMMITMENTS AND CONTINGENCIES
---------------------------------
a.  Gas Supply

Wisconsin Gas has agreements for firm pipeline and storage capacity that expire at various dates through 2008. The aggregate amount of required payments under such agreements total approximately $389.0 million, with annual required payments of $98.4 million in 2000, $93.7 million in 2001, $86.9 million in 2002, $71.6 million in 2003 and $9.6 million in 2004. Wisconsin Gas's total payments for firm pipeline and storage capacity prior to recovery from sales of excess capacity were $108.4 million in 1999, $113.9 million in 1998 and $126.6 million in 1997. The purchased gas adjustment provisions of Wisconsin Gas's rate schedules permit the recovery of gas costs from its customers subject to the GCIM sharing mechanism.

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

b.  Capital Expenditures

Certain commitments have been made in connection with 2000 capital expenditures. Wisconsin Gas capital expenditures for 2000 are estimated at $50 million.

During 1999, WICOR announced its participation in the formation of a joint venture to construct the Guardian interstate natural gas pipeline from the Chicago market hub near Joliet, Illinois to southeastern Wisconsin. Subsidiaries of CMS Energy, a Dearborn, Michigan based international energy company, and Northern States Power Company, a Minneapolis based diversified energy company, are the sponsors of the project with WICOR. The three partners will have equal ownership interests in the project.

The project requires FERC approval and is scheduled to be in service by November 1, 2002. Wisconsin Gas has committed to purchase 650,000 Dekatherms per day of capacity on the pipeline and will construct a 35-mile lateral at a cost of approximately $54 million to connect its distribution system to the Guardian Pipeline. The Company expects to finance this lateral project using long-term debt.

The Guardian Pipeline, if approved by FERC and placed in service, is expected to increase the availability and reliability of gas transportation service in Northern Illinois and southeastern Wisconsin as well as introduce or increase competition among pipelines serving the area.

c.  Environmental Matters

In 1997, Wisconsin Gas was named by the defendant in an environmental cleanup lawsuit as a co-defendant. The suit involves contamination of a Milwaukee area industrial site by wood chips characteristic of those used in the manufactured gas process. In July, 1999 a jury found that Wisconsin Gas was not responsible for placing the contaminated waste on the site, and therefore, was not liable for any cleanup costs associated with the site.

Wisconsin Gas has identified two previously owned sites on which it operated manufactured gas plants. Such plants ceased operations prior to the mid-1950's. Environmental remediation work for one of the sites was completed during the third quarter of 1999. Wisconsin Gas is evaluating potential remedial options at the second site. Wisconsin Gas has established a reserve of approximately $2.1 million at December 31, 1999, to cover the remediation and maintenance costs of the remaining site.

d.  Other

The Company is party to various legal proceedings arising in the ordinary course of business which are not expected to have a material effect on Wisconsin Gas's financial position or results of operations.

9.  BENEFIT PLANS
-----------------
a.  Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and postretirement benefit plans to certain employees. Under the Merger Agreement, the Company's existing pension and other postretirement benefit plans or plans substantially comparable in the aggregate will be maintained for the benefit of Company employees or former employees for at least one year following completion of the Merger.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans at December 31, 1999 and 1998.

[CAPTION]

                                                                Other Postretirement
                                          Pension Benefits             Benefits
                                       ----------------------  ----------------------
(Thousands of dollars)                    1999        1998        1999        1998
                                       ----------  ----------  ----------  ----------
Change in Benefit Obligation:
Benefit obligation at January 1        $ 139,011   $ 128,014   $  60,847   $  85,986
Service cost                               2,995       3,008         398         989
Interest cost                              8,746       9,088       3,390       4,505
Amendments and settlements                     -        (848)     (5,491)    (11,264)
Actuarial (gain) loss                    (19,527)     10,415      (8,076)    (16,182)
Benefits paid                            (13,296)    (10,666)     (2,118)     (3,187)
                                       ----------  ----------  ----------  ----------
Benefit obligation at December 31        117,929     139,011      48,950      60,847
                                       ----------  ----------  ----------  ----------
Change in Plan Assets:
Fair value of plan assets at January 1   210,456     209,161      58,451      54,957
Actual return on plan assets              38,009      11,556       8,994       2,732
Employer contributions                         -           -       1,919       3,948
Benefits paid from plan assets           (12,864)    (10,261)     (2,118)     (3,186)
                                       ----------  ----------  ----------  ----------
Fair value of plan assets
  at December 31                         235,601     210,456      67,246      58,451
                                       ----------  ----------  ----------  ----------

Funded status of the plans               117,672      71,445      18,296      (2,396)
Unrecognized net actuarial (gain)        (67,477)    (27,234)    (31,296)    (20,909)
Unrecognized prior service
  cost (benefit)                           2,008       2,187     (26,866)    (23,355)
Unrecognized net transition
  (asset) liability                       (6,725)     (8,170)      1,176       1,919
                                       ----------  ----------  ----------  ----------
Net amount recognized                  $  45,478   $  38,228   $ (38,690)  $ (44,741)
                                       ==========  ==========  ==========  ==========

Amounts Recognized in the Balance Sheet:
  Prepaid benefit cost                 $  49,661   $  42,396   $       -   $       -
  Accrued benefit liability               (4,183)     (4,168)    (38,690)    (44,741)
  Additional minimum liability            (1,536)     (2,224)          -           -
  Accumulated other
     comprehensive income                  1,536       2,224           -           -
                                       ----------  ----------  ----------  ----------
Net amount recognized                  $  45,478   $  38,228   $ (38,690)  $ (44,741)
                                       ==========  ==========  ==========  ==========

Assumptions as of December 31:
  Discount rate (weighted average)         7.50%       6.50%       7.50%       6.50%
  Expected return on plan assets           9.00%       9.00%       9.00%       9.00%
  Rate of compensation increase            4.50%       4.50%       4.50%       4.50%

Net pension (income) costs and other postretirement benefit costs for each of the years ended December 31 include the following components:

[CAPTION]

                                                                      Other
                                     Pension Benefits       Postretirement Benefits
                                -------------------------- --------------------------
(Thousands of Dollars)            1999     1998     1997     1999     1998     1997
                                -------- -------- -------- -------- -------- --------
Service costs                   $ 2,995  $ 3,008  $ 3,139  $   398  $   989  $ 1,920
Interest costs on projected
  benefit obligations             8,746    9,088    9,046    3,390    4,505    5,388
Expected (return) on assets     (17,264) (16,342) (15,136)  (5,246)  (5,168)  (4,053)
Amortization of:
  Transition obligation (asset)  (1,445)  (1,437)  (1,443)       -        -        -
  Prior service cost (benefit)      179      114      300   (1,980)  (1,384)    (957)
  Actuarial (gain)                  (31)     (78)    (338)  (1,437)  (1,223)    (767)
                                -------- -------- -------- -------- -------- --------
                                 (6,820)  (5,647)  (4,432)  (4,875)  (2,281)   1,531
Amortization of regula-
  tory (liability) asset         (2,851)  (2,851)  (2,851)   2,778    2,778    2,778
                                -------- -------- -------- -------- -------- --------
Net benefit (income) expense    $(9,671) $(8,498) $(7,283) $(2,097) $   497  $ 4,309
                                ======== ======== ======== ======== ======== ========

Pension plans.
--------------
  Employer contributions and funding policies are consistent with funding requirements of Federal law and regulations. Commencing November 1, 1992, Wisconsin Gas pension costs or credits have been calculated in accordance with SFAS 87 and are recoverable from customers. Prior to this date, pension costs were recoverable in rates as funded. The cumulative difference between the amounts funded and the amounts based on SFAS 87 through November 1, 1992, is recorded as a regulatory liability and is being amortized as a reduction of pension expense over an eight-year period effective November 1, 1994.

Postretirement health care and life insurance.
----------------------------------------------
  In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees when they reach normal retirement age while working for the Company. Wisconsin Gas funds the accrual annually based on the maximum tax deductible amount. Commencing January 1, 1992, Wisconsin Gas postretirement benefit costs have been calculated in accordance with SFAS 106 and are recoverable from customers. The cumulative difference between the amounts funded and the amounts based on SFAS 106 through January 1, 1992, is recorded as a regulatory asset and is being amortized over a twenty-year period beginning January 1, 1992.

The postretirement benefit cost components for 1999 were calculated assuming health care cost trend rates ranging from up to 10% for 2000 and decreasing to 5% in 2004. The health care cost trend rate has a significant effect on the amounts reported. An increase of one percentage point in the assumed health care cost trend rate in each year would increase the accumulated postretirement benefit obligation as of December 31, 1999, by $2.8 million and the aggregate of the service and interest cost components of postretirement expense by $0.2 million. A corresponding decrease would decrease the accumulated postretirement benefit obligation by $1.6 million and the aggregate of the service and interest cost components of postretirement expense by $0.2 million.

Plan assets are primarily invested in equities and fixed income securities.

  b.  Retirement Savings Plans

Wisconsin Gas maintains various employee savings plans, which provide employees a mechanism to contribute amounts up to 16% of their compensation for the year. Wisconsin Gas matching contributions may be made for up to 5% of eligible compensation including 1% for the Employee Stock Ownership Plan
(ESOP). Total contributions were valued at $1.3 million in 1999 and 1998 and $1.2 million in 1997.

  c.  Employee Stock Ownership Plan

In November 1991, WICOR established an ESOP covering non-union employees of Wisconsin Gas. The ESOP funds employee benefits of up to 1% of compensation with Company common stock distributed through the ESOP. The ESOP used the proceeds from a $10 million, adjustable rate loan (6.5% interest rate at December 31, 1999), guaranteed by WICOR, to purchase 862,532 shares of WICOR common stock. The Company has extended the adjustable rate loan, with similar terms, until May 31, 2002. The unpaid balance ($2.0 million) is shown as long-term debt with a like amount of unearned compensation reported as a reduction of common equity on WICOR's balance sheet.

The ESOP trustee is repaying the loan with dividends on shares of WICOR's common stock held in the ESOP and with Wisconsin Gas contributions to the ESOP. As of December 31, 1999, the value of the unallocated shares of stock exceeded the loan balance by $3.6 million.

On November 22, 1999 Wisconsin Gas Company filed a request for determination with respect to termination of the ESOP as called for in the Merger agreement. The WICOR common stock held by the plan will be exchanged for cash or shares of Wisconsin Energy common stock, or both, on the same terms as for other WICOR shareholders. The cash or Wisconsin Energy common stock received by the plan will then be distributed to the participants of the plan.


10.  Year 2000 Date Conversion
------------------------------
The Company developed a formal plan to ensure that its significant date-sensitive computer software and hardware systems (Information Technology) and other equipment utilized in its various activities (Operating Equipment) were Year 2000 compliant and operational on a timely basis. The plan addressed all of the Company's locations, and included a review of computer applications that connect elements of the Company's business directly to its customers and suppliers. The plan also included an assessment process to determine if the Company's significant customers and suppliers were Year 2000 compliant.

The Company's plan to resolve issues relating to Year 2000 conversion included four major phases - assessment, remediation, testing, and implementation. To assist the Company in reaching Year 2000 compliance, the Company retained third party consultants. The Company completed the assessment phase of its plan for all of its significant Information Technology and Operating Equipment that it believes could be affected by the Year 2000 conversion. Based upon its assessment, the Company concluded that it would be necessary to reprogram and/or replace certain of its Information Technology. The Company also determined that certain of its Operating Equipment would also require modification to ensure it remains operational.

Substantially all of the Company's Information Technology applications and Operating Equipment were compliant at December 31, 1999. During the transition weekend of December 31, 1999, through January 3, 2000, the Company had personnel on-site to monitor its gas distribution network and to verify that our computer systems did not experience any Year 2000 impacts. The Company did not experience any failures that resulted in the loss of gas service to our customers or that posed any safety-related issues to the public or our employees.

With respect to operations that involve third parties, the Company made inquiries of its significant customers and suppliers regarding Year 2000 issues facing these third parties that would materially impact the Company's operations. The Company did not experience any Year 2000 failures from our significant customers or suppliers.

The Company will continue to monitor the readiness status of our systems during 2000 for other potential date related failures.

The Company developed contingency plans addressing Year 2000 concerns in mission critical areas of the Company, and for other areas as deemed practicable and advisable by the Company. The Company also developed a Year 2000 event plan that outlined the staffing requirements and the system verification procedures that were utilized during the transition weekend. The plan included a Command and Control Center that was managed by one of our senior executives. Personnel in the center monitored the system verification activities and coordinated the communication of our status to state regulatory agencies, the American Gas Association and the media.

In an effort to reduce our risk from staff shortages, the Company established a policy which limited employee vacations during December 1999 and January 2000. The policy provides for certain exceptions and reserves the right for management to determine final work or vacation schedules based on the needs of our business and customers.

Through December 31, 1999, the Company has spent approximately $4.0 million for Year 2000 remediation. Total costs associated with Year 2000 readiness did not significantly impact our financial position or results of operations.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS
----------------------------------------
The carrying value of cash and cash equivalents, accounts receivable and short-term borrowings approximates fair value due to the short-term maturities of these instruments.

The fair value of the Company's long-term debt is estimated based on the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the Company's bond rating and the present value of future cash flows.

Because the Company operates in a regulated environment, the Company would probably not be affected by realization of gains or losses on extinguishment of its outstanding fixed-rate debt. Realized gains would be refunded to and losses would be recovered from the Company's customers through gas rates. Likewise, any gains or losses on gas commodity instruments used by Wisconsin Gas are refunded to or recovered from customers under the PGAC.

The estimated fair value of the Company's financial instruments at December 31 is as follows:

                                       1999                 1998
                                ------------------   ------------------
                                Carrying   Fair      Carrying   Fair
                                 Amount    Value      Amount    Value
                                --------  --------   --------  --------
Cash and cash equivalents       $ 11,368  $ 11,368   $  6,690  $  6,690
Accounts receivable             $ 40,448  $ 40,448   $ 39,580  $ 39,580
Short-term debt                 $ 89,759  $ 89,759   $ 65,000  $ 65,000
Long-term debt                  $158,244  $148,898   $158,839  $162,739


12.  QUARTERLY FINANCIAL DATA (Unaudited)
---------------------------------------------
Because seasonal factors significantly affect the Company's operations, the following data is not comparable between quarters:

(Thousands of dollars)        First      Second      Third      Fourth
-----------------------     ---------  ----------  ---------  ----------
1999
----
  Operating Revenues        $170,397   $  75,322   $ 56,827   $ 136,931
  Operating Income (Loss)   $ 39,926   $  (1,560)  $ (7,047)  $  22,247
  Net Income (Loss)         $ 22,970   $  (2,440)  $ (6,018)  $  11,922

1998
----
  Operating Revenues        $169,447   $  78,190   $ 53,987   $ 126,938
  Operating Income (Loss)   $ 32,626   $    (335)  $ (7,871)  $  21,784
  Net Income (Loss)         $ 18,502   $  (1,716)  $ (6,095)  $  11,977

Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
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

    3.2 Wisconsin Gas Company By-laws, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q dated as of November 12, 1999).

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

    10.2# WICOR, Inc. 1992 Director Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for 1998).

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

    10.8# Wisconsin Gas Company Supplemental Retirement Income Program (incorporated by reference to Exhibit 10-8 to the Company's Annual Report on Form 10-K for 1998).

    10.9#  Wisconsin Gas Company 2000 Officers' Incentive Compensation
Plan.

    10.10# Wisconsin Gas Company Group Travel Accident Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for 1992).

    10.11# Form of Deferred Compensation Agreement between Wisconsin Gas Company and certain of its officers (incorporated by reference to Exhibit
10.25 to the Company's Annual Report on Form 10-K for 1991).

    10.12# Form of amendment to the Deferred Compensation Agreement between Wisconsin Gas Company and Thomas F. Schrader (incorporated by reference to
Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated November 12, 1999.)

    27  Financial Data Schedule. (EDGAR version only)



(b)  Reports on Form 8-K.

    No reports on Form 8-K were filed during the fourth quarter of 1999.


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






                                              WISCONSIN GAS COMPANY



Date:  March 28, 2000                     By    JOSEPH P. WENZLER
                                          -----------------------------
                                                Joseph P. Wenzler
                                            Senior Vice President and
                                             Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the registrant and in the capacities and in the dates indicated.



       Signature                      Title                     Date
-------------------------- -------------------------------- -------------

BRONSON J. HAASE
Bronson J. Haase           President and Chief Executive
                           Officer
                           (Principal Executive Officer)     March 28, 2000

JOSEPH P. WENZLER
Joseph P. Wenzler          Senior Vice President and         March 28, 2000
                           Chief Financial Officer
                           (Principal Financial and
                           Principal Accounting Officer)

WENDELL F. BUECHE
Wendell F. Bueche          Director                          March 28, 2000

WILLIE D. DAVIS
Willie D. Davis            Director                          March 28, 2000

JERE D. MCGAFFEY
Jere D. McGaffey           Director                          March 28, 2000

DANIEL F. MCKEITHAN, JR.
Daniel F. McKeithan, Jr.   Director                          March 28, 2000

GUY A. OSBORN
Guy A. Osborn              Director                          March 28, 2000

THOMAS F. SCHRADER
Thomas F. Schrader         Director                          March 28, 2000

GEORGE E. WARDEBERG
George E. Wardeberg        Director                          March 28, 2000

ESSIE M. WHITELAW
Essie M. Whitelaw          Director                          March 28, 2000

                        TABLE OF CONTENTS
                           TO EXHIBITS

    3.1 Wisconsin Gas Company Restated Articles of Incorporation, as amended (incorporated by reference).

    3.2 Wisconsin Gas Company By-laws, as amended (incorporated by reference).

    4.1 Indenture, dated as of September 1, 1990, between Wisconsin Gas Company and Firstar Bank Milwaukee, N.A., Trustee (incorporated by reference).

    4.2 Officers' Certificate, dated as of September 15, 1993, setting forth the terms of the Company's 6.60% debentures due 2013 (incorporated by reference).

    4.3 Officers' Certificate, dated as of November 7, 1995, setting forth the terms of the Company's 6-3/8% Notes due 2005 (incorporated by reference).

    4.4 Revolving Credit Agreement, dated as of August 6, 1997, among Wisconsin Gas Company and Citibank, N.A., as Agent, Firstar Bank Milwaukee,
N. A., Harris Trust & Savings Bank and M&I Marshall & Ilsley Bank
(incorporated by reference).

    4.5 WICOR, Inc. Master Savings Trust Agreement, dated as of October 1, 1996, between WICOR, Inc. and Marshall & Ilsley Trust Company (incorporated by reference).

    4.6 Loan Agreement, dated as of March 29, 1996, by and among ABN AMRO Bank N.V., Wisconsin Gas Company Employee's Savings Plans Trust and WICOR, Inc. (incorporated by reference).

    4.7 First Amendment, dated as of November 27, 1996, to Loan Agreement, dated as of March 29, 1996, by and among WICOR, Inc. Master Savings Trust (formerly the Wisconsin Gas Company Employees' Savings Plans Trust), WICOR, Inc. and ABN AMRO Bank, N.V. (incorporated by reference).

    10.1 Service Agreement, dated as of June 1, 1994, among WICOR, Inc., Wisconsin Gas Company, WEXCO of Delaware, Inc., Sta-Rite Industries, Inc. and SHURflo Pump Manufacturing Co. (incorporated by reference).

    10.2# WICOR, Inc. 1992 Director Stock Option Plan, as amended (incorporated by reference).

    10.3# Form of nonstatutory stock option agreement used in conjunction with the WICOR, Inc. 1992 Director Stock Option Plan (incorporated by reference).

    10.4# WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference).

    10.5# Form of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference).

    10.6# Form of restricted stock agreement used in connection with the WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference).

    10.7# Form of Key Executive Employment and Severance Agreement between the Company and certain of its executive officers (incorporated by reference).

    10.8# Wisconsin Gas Company Supplemental Retirement Income Program (incorporated by reference).

    10.9#* Wisconsin Gas Company 2000 Officers' Incentive Compensation
Plan.

    10.10# Wisconsin Gas Company Group Travel Accident Plan (incorporated by reference).

    10.11# Form of Deferred Compensation Agreement between Wisconsin Gas Company and certain of its officers (incorporated by reference).

    10.12# Form of amendment to the Deferred Compensation Agreement between Wisconsin Gas Company and Thomas F. Schrader (incorporated by reference).

    27* Financial Data Schedule. (EDGAR version only)













# Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company.

*  Indicates a document filed herewith.