Form 10-Q
period 2000-03-31
WISCONSIN GAS CO
filed 2000-05-12
CIK 107819

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10 - Q

 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly Period Ended March 31, 2000
                                or
 / /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to

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

Yes    X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                  Outstanding at May 12, 2000
--------------------------        -------------------------------
Common Stock, $8 Par Value                    1,125

                                   CONTENTS
                                   --------

                                                             PAGE
                                                             ----

PART I - Financial Information                                1

Financial Statements of Wisconsin Gas Company (Unaudited):
----------------------------------------------------------

  Statements of Operations for the Three
     Months Ended March 31, 2000 and 1999                     2

  Balance Sheets as of March 31, 2000 and December 31, 1999   3-4

  Statements of Cash Flows for the Three
         Months Ended March 31, 2000 and 1999                 5

  Notes to Financial Statements                               6

  Management's Discussion and Analysis of
         Interim Financial Statements                         7-8

  Quantitative and Qualitative Disclosures About Market Risk  8


PART II.  Other Information

  Exhibits and Reports on Form 10-K                           9

  Signatures                                                  10


                                      INTRODUCTION
                                      ------------

Wisconsin Gas Company ("Wisconsin Gas" or "Company"), a natural gas distribution public utility, is a Wisconsin corporation and a wholly-owned subsidiary of WICOR, Inc. ("WICOR"), a diversified holding company.

On April 26, 2000, the merger between Wisconsin Energy Corporation ("Wisconsin Energy") and WICOR was completed. Upon the completion of the merger, WICOR, Wisconsin Gas and WICOR's other subsidiaries became wholly-owned direct or indirect subsidiaries of Wisconsin Energy.

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

>>  regulatory, governmental and judiciary decisions

>>  increases in costs to clean up environmental contamination

>>  the Company's ability to increase prices

>>  market demand for the Company's products and services

>> unanticipated costs or difficulties related to the integration of the businesses of Wisconsin Gas and Wisconsin
    Energy

Part 1 - Financial Information
------------------------------

Item 1.  Financial Statements
-----------------------------
The financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

In the opinion of management, the information furnished reflects all adjustments, which in all circumstances were normal and recurring, necessary for a fair presentation of the results of operations for the interim periods.

Because of seasonal factors, the results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full calendar year.

                              WISCONSIN GAS COMPANY
                       Statements of Operations (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                  ----------------------
                                                     2000        1999
                                                  ----------  ----------
                                                  (Thousands of Dollars)

Operating Revenues                                $ 176,049   $ 170,397
                                                  ----------  ----------
Operating Expenses:
  Cost of gas sold                                  102,792      93,548
  Operations                                         24,184      23,812
  Maintenance                                         1,883       1,882
  Depreciation                                        9,141       8,725
  Taxes, other than income taxes                      2,337       2,504
                                                  ----------  ----------
                                                    140,337     130,471
                                                  ----------  ----------

Operating Income                                     35,712      39,926
                                                  ----------  ----------

Interest Expense                                      3,523       3,422
Other Income, net                                      (481)        299
                                                  ----------  ----------
Income Before Income Taxes                           31,708      36,803
Income Taxes                                         11,795      13,833
                                                  ----------  ----------
Net Earnings                                      $  19,913   $  22,970
                                                  ==========  ==========

The accompanying notes are an integral part of these statements.

                                   WISCONSIN GAS COMPANY
                                       Balance Sheets

                                                   March 31,
                                                     2000      December 31,
                                                  (Unaudited)      1999
                                                  -----------  ------------
                                                    (Thousands of Dollars)
Assets
------
Property, Plant and Equipment, at cost            $  869,027   $   865,109
Less - Accumulated depreciation                      484,126       477,493
                                                  -----------  ------------
                                                     384,901       387,616
                                                  -----------  ------------
Current Assets:
  Cash and cash equivalents                            2,640        11,368
  Accounts receivable, less allowance
    for doubtful accounts of $14,220
    and $10,149, respectively                         79,255        40,448
  Accounts receivable - intercompany, net              1,774           632
  Accrued revenues                                    27,765        44,887
  Gas in storage, at weighted average cost             9,966        40,415
  Materials and supplies, at weighted average cost     6,367         6,211
  Deferred income taxes                               15,106        15,106
  Prepaid taxes                                        2,758         3,966
  Other                                                1,462         1,826
                                                  -----------  ------------
                                                     147,093       164,859
                                                  -----------  ------------
Deferred Charges and Other:
  Regulatory assets                                   50,724        51,686
  Prepaid pension costs                               51,384        49,661
  Systems development costs                            7,526         8,601
  Other                                                9,890         9,357
                                                  -----------  ------------
                                                     119,524       119,305
                                                  -----------  ------------
                                                  $  651,518   $   671,780
                                                  ===========  ============


The accompanying notes are an integral part of these statements.

                                 Wisconsin Gas Company
                                    Balance Sheets
                                      (continued)

                                                 March 31,
                                                   2000      December 31,
                                                (Unaudited)     1999
                                                -----------  ------------
Capitalization and Liabilities
------------------------------
Capitalization:
  Common stock                                           9             9
  Other paid-in capital                            121,448       121,978
  Retained earnings                                108,521        95,107
  Accumulated other comprehensive income            (1,536)       (1,536)
  Long-term debt                                   158,297       158,244
                                                -----------  ------------
                                                   386,739       373,802
                                                -----------  ------------
Current Liabilities:
  Accounts payable                                  43,448        40,208
  Short-term borrowings                             22,800        89,759
  Refundable gas costs                              46,447        24,043
  Accrued payroll and benefits                       7,541         9,195
  Accrued taxes                                     10,565        (1,999)
  Other                                              3,415         4,696
                                                -----------  ------------
                                                   134,216       165,902
                                                -----------  ------------
Deferred Credits and Other:
  Postretirement benefit obligation                 37,049        38,690
  Deferred income taxes                             46,409        46,409
  Regulatory liabilities                            25,747        27,742
  Environmental remediation costs                    5,091         2,110
  Unamortized investment tax credit                  5,568         5,909
  Other                                             10,699        11,216
                                                -----------  ------------
                                                   130,563       132,076
                                                -----------  ------------
                                                $  651,518   $   671,780
                                                ===========  ============

The accompanying notes are an integral part of these statements.

                                     WISCONSIN GAS COMPANY
                            Statements of Cash Flows (Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                            ----------------------
                                                               2000        1999
                                                            ----------  ----------
                                                            (Thousands of Dollars)
Operations:
  Net earnings                                              $  19,913   $  22,970
  Adjustments to reconcile net earnings to net cash flows:
    Depreciation and amortization                              10,846      10,333
    Deferred income taxes                                           -           -
    Net pension and other postretirement benefit (income)      (3,568)     (2,235)
    Change in:
      Receivables                                             (21,685)    (21,952)
      Gas in storage                                           30,449      25,049
      Accounts payable                                          3,240      (1,042)
      Accrued taxes                                            13,772      14,263
      Refundable gas costs                                     22,404      31,545
      Other non-current assets and liabilities                 (3,908)     (4,928)
                                                           -----------  ----------
                                                               71,463      74,003
                                                           -----------  ----------
Investment Activities:
  Capital expenditures                                         (6,748)     (5,546)
  Other, net                                                       16          21
                                                           -----------  ----------
                                                               (6,732)     (5,525)
                                                           -----------  ----------
Financing Activities:
  Change in short-term borrowings                             (66,959)    (65,000)
  Reduction of long-term debt                                       -      (2,000)
  Cash dividends paid to WICOR, Inc.                           (6,500)     (6,500)
                                                           -----------  ----------
                                                              (73,459)    (73,500)
                                                           -----------  ----------

Change in Cash and Cash Equivalents                            (8,728)     (5,022)
Cash and Cash Equivalents at Beginning of Period               11,368       6,690
                                                           -----------  ----------
Cash and Cash Equivalents at End of Period                 $    2,640   $   1,668
                                                           ===========  ==========

The accompanying notes are an integral part of these statements.

Notes to Financial Statements (Unaudited):
------------------------------------------

1) On April 26, 2000, the merger between a subsidiary of Wisconsin Energy Corporation ("Wisconsin Energy") and WICOR, Inc. ("WICOR"), the Company's parent corporation, was completed and WICOR became a wholly-owned direct subsidiary of Wisconsin Energy. The Company became a wholly-owned indirect subsidiary of Wisconsin Energy.


2) At March 31, 2000, Wisconsin Gas had total unsecured lines of credit available from several banks of $100.0 million. As of March 31, 2000, commercial paper totaling $22.8 million was outstanding under these credit agreements with a weighted average interest rate of 6.1%.


3) For purposes of the Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                   For the Three Months
                                      Ended March 31,
                                  ----------------------
                                     2000        1999
                                  ----------  ----------
                                  (Thousands of Dollars)

Income taxes paid                 $   1,002   $   2,841
Interest paid                     $   4,189   $   2,570


4) For the three month periods ended March 31, 2000 and 1999, net earnings was the only component of other comprehensive income.

5) Certain prior year financial statement amounts have been reclassified to conform to their current year presentation.

Item 2.                  Management's Discussion and Analysis
                          of Interim Financial Statements of
                                Wisconsin Gas Company

Merger with Wisconsin Energy Corporation
----------------------------------------
On April 26, 2000 the merger between a subsidiary of Wisconsin Energy Corporation (Wisconsin Energy) and WICOR, Inc. (WICOR), the Company's parent corporation, was completed, and WICOR became a wholly-owned direct subsidiary of Wisconsin Energy. The Company became a wholly-owned indirect subsidiary of Wisconsin Energy.

Results of Operations
---------------------
Net earnings decreased by $3.1 million, or 13%, to $19.9 million for the first quarter of 2000 compared to the same quarter of last year. The following factors had a significant effect on the results of operations during the three-month period ended March 31, 2000.

The decrease in net earnings for the first quarter resulted primarily from decreased gas margins and operating expenses that were slightly higher than the same quarter of last year. The decline in gas margins resulted primarily from warmer than normal weather that decreased firm sales volumes.

Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better comparative performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause that does not impact margin. The Company operates under a gas cost incentive mechanism (GCIM) which allows it to share in the risk and rewards of purchasing gas. The GCIM favorably impacted margins by $0.2 million for each of the three months ended March 31, 2000 and 1999.

                                      Quarter Ended
                                         March 31
                                   -------------------
(Millions of Dollars)                2000       1999     Change
---------------------              --------   --------   ------
Gas Sales Revenues                 $ 167.9    $ 162.3      3
Cost of Gas Sold                     102.8       93.5      10
                                   --------   --------
Gas Sales Margin                      65.1       68.8     (5)
Gas Transport Margin                   8.2        8.0      3
                                   --------   --------
Total Margin                       $  73.3    $  76.8     (5)
                                   ========   ========

(Millions of Therms)
--------------------
Utility Sales Volumes
  Firm                               302.1      326.9     (8)
  Interruptible                        8.4       10.0     (16)
Transportation Volume                163.9      160.3      2
                                   --------   --------
Total Throughput                     474.4      497.2     (5)
                                   ========   ========

Heating Degree Days:
  Actual                             2,931      3,235     (9)
                                   ========   ========
  Twenty year average                3,385
                                   =======

The decrease in firm sales volumes for the first quarter of 2000 as compared with the 1999 first quarter was caused principally by extremely mild weather. The weather was 9% warmer in the first quarter of 2000 than during the same period in 1999 and 13% warmer than the 20-year average.

Operating and maintenance expenses increased slightly during the three-month period ended March 31, 2000, compared with the same period of 1999.

Depreciation expense for the three months ended March 31, 2000, increased by $0.4 million, or 5%, compared with the same period of last year due to plant additions.

Interest expense remained relatively flat for the three-months ended March 31, 2000, compared with the similar period of 1999.

Other (expense), net of income, for the three months ended March 31, 2000, decreased by $0.8 million to a net loss of $0.5 million compared to a net gain of $0.3 million in the same period of 1999. Other (expenses), net of income, during the period reflected costs associated with growth initiatives of non-utility operations.

Income tax expense was $2.0 million lower for the first three months of 2000, compared with the same period last year, reflecting decreased pre-tax income.


Financial Condition
-------------------
Cash flows from operations for the three months ended March 31, 2000, decreased by $2.5 million, or 3%, from the comparable period in 1999. The decrease in cash flow was due primarily to decreased earnings. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable levels are higher in the heating season as compared with the summer months.

Capital expenditures for the three months ended March 31, 1999, increased $1.2 million, or 22%, to $6.7 million.

The Company anticipates additional short-term borrowings during the third and fourth quarters of 2000 to finance working capital, primarily gas in storage and the financing of accounts receivable during the heating season. The Company believes it has sufficient capacity under existing lines of credit to satisfy its future working capital needs.

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

Wisconsin Gas has a commodity risk management program that has been approved by the Public Service Commission of Wisconsin (PSCW). This program allows Wisconsin Gas to utilize call and put option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under this program, Wisconsin Gas has the ability to hedge up to 50% of its planned gas deliveries for the heating season. The PSCW has also allowed Wisconsin Gas to hedge gas purchased for storage during non-heating months. The cost of the call and put option contracts, as well as gains or losses realized under the contracts do not affect net income as they are recovered dollar for dollar under the purchased gas adjustment clause. The notional amount of these contracts is not material to the Company.

Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

       27    Financial data schedule (EDGAR version only).

(b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the first quarter of 2000.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                           WISCONSIN GAS COMPANY



Dated:  May 12, 2000                By:    /s/ Joseph P. Wenzler
                                         --------------------------
                                               Joseph P. Wenzler


                                         Senior Vice President and
                                          Chief Financial Officer