Form 10-Q
period 2000-06-30
WISCONSIN GAS CO
filed 2000-08-14
CIK 107819

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10 - Q

 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly Period Ended June 30, 2000
                                or
 / /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to

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

All Wisconsin Gas Company Common Stock is indirectly owned by
Wisconsin Energy Corporation.

                                         CONTENTS


                                                               PAGE

PART I - Financial Information                                   2

Item 1.  Financial Statements of Wisconsin Gas Company (Unaudited):
-------
  Statements of Operations for the Three and Six
    Months Ended June 30, 2000 and 1999                          3

  Balance Sheets as of June 30, 2000 and December 31, 1999      4-5

  Statements of Cash Flows for the Six
    Months Ended June 30, 2000 and 1999                          6

  Notes to Financial Statements                                  7

Item 2
------
  Management's Discussion and Analysis
    of Interim Financial Statements                             8-9

Item 3
------
  Quantitative and Qualitative Disclosures About Market Risk    10


PART II.  Other Information
---------------------------
Item 6
  Exhibits and Reports on Form 8-K                              11

  Signatures                                                    12

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

>>    Regulatory factors such as unanticipated changes in rate-
setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; distribution system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required approvals for new construction.

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

>>    Unanticipated costs or difficulties related to the
integration of the businesses of Wisconsin Energy and WICOR.


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

                                 WISCONSIN GAS COMPANY

                          Statements of Operation (Unaudited)

                                                              Predecessor
                                          ------------------------------------------------------
                                           Period From                 Period From
                             Period From     April 1,      Three       January 1,
                             Acquisition      2000         Months         2000       Six Months
                              Date to        Through       Ended         Through       Ended
                              June 30,     Acquisition    June 30,     Acquisition    June 30,
                                2000          Date          1999          Date          1999
                            ------------  ------------  ------------  ------------  ------------
                                            (Thousands of Dollars)
Operating Revenues          $    47,587   $    40,171   $    75,322   $   216,220   $   245,719
                            ------------  ------------  ------------  ------------  ------------

Operating Expenses:
  Cost of gas sold               29,130        24,270        42,607       127,062       136,155
  Operations                     11,998         7,473        21,478        31,657        45,290
  Maintenance                     1,620           666         2,228         2,549         4,110
  Depreciation                    6,174         3,061         8,851        12,202        17,576
  Goodwill amortization           1,875             -             -             -             -
  Taxes, other
    than income taxes             1,308           670         1,718         3,007         4,222
                            ------------  ------------  ------------  ------------  ------------
                                 52,105        36,140        76,882       176,477       207,353
                            ------------  ------------  ------------  ------------  ------------
Operating (Loss) Income          (4,518)        4,031        (1,560)       39,743        38,366
                            ------------  ------------  ------------  ------------  ------------

Interest Expense                  4,610           971         2,699         4,494         6,121
Other Income
  and (Expenses), net              (204)         (375)          269          (856)          568
                            ------------  ------------  ------------  ------------  ------------
(Loss) Income
  Before Income Taxes            (9,332)        2,685        (3,990)       34,393        32,813

Income Tax
  (Benefit) Provision            (2,872)        1,066        (1,550)       12,861        12,283
                            ------------  ------------  ------------  ------------  ------------
Net (Loss) Earnings         $    (6,460)  $     1,619   $    (2,440)  $    21,532   $    20,530
                            ============  ============  ============  ============  ============

The accompanying notes are an integral part of these statements.

                           WISCONSIN GAS COMPANY
                               Balance Sheets

                                                                  Predecessor
                                                    June 30,     ------------
                                                      2000       December 31,
                                                   (Unaudited)       1999
                                                   -----------   ------------
                                                     (Thousands of Dollars)
Assets
------
Property, Plant and Equipment, at cost             $  880,068    $   865,109
Less - Accumulated depreciation                       491,340        477,493
                                                   -----------   ------------
                                                      388,728        387,616
                                                   -----------   ------------
Current Assets:
  Cash and cash equivalents                                 -         11,368
  Accounts receivable, less allowance for
    doubtful accounts of $13,502
    and $10,170, respectively                          54,468         40,448
  Accrued revenues                                      9,457         44,887
  Gas in storage, at weighted average cost             28,014         40,415
  Materials and supplies, at weighted average cost      7,262          6,211
  Deferred income taxes                                34,765         15,106
  Prepaid taxes                                         3,594          3,966
  Other                                                 2,591          1,826
                                                   -----------   ------------
                                                      140,151        164,227
                                                   -----------   ------------
Deferred Charges and Other:
  Goodwill, net                                       448,125              -
  Regulatory assets                                    47,218         51,686
  Prepaid pension costs                                53,680         49,661
  Systems development costs                             6,451          8,601
  Other                                                10,370          9,357
                                                   -----------   ------------
                                                      565,844        119,305
                                                   -----------   ------------
                                                   $1,094,723    $   671,148
                                                   ===========   ============

The accompanying notes are an integral part of these statements.

                         Wisconsin Gas Company
                             Balance Sheets
                               (continued)

                                                                 Predecessor
                                                   June 30,      ------------
                                                     2000        December 31,
                                                  (Unaudited)       1999
                                                  -----------    ------------
                                                     (Thousands of Dollars)
Capitalization and Liabilities
------------------------------
Capitalization:
  Common stock                                    $        9     $         9
  Other paid-in capital                              316,022         121,978
  Retained earnings                                   97,182          95,107
  Accumulated other comprehensive income              (1,536)         (1,536)
  Long-term debt                                     158,349         158,244
                                                  -----------    ------------
                                                     570,026         373,802
                                                  -----------    ------------
Current Liabilities:
  Accounts payable                                    43,443          40,208
  Accounts payable - affiliated company, net           3,142            (632)
  Notes payable - merger related                     255,000               -
  Short-term borrowings                               20,000          89,759
  Refundable gas costs                                38,810          24,043
  Accrued payroll and benefits                         8,651           9,195
  Accrued taxes                                       20,462          (1,999)
  Other                                                4,177           4,696
                                                  -----------    ------------
                                                     393,685         165,270
                                                  -----------    ------------
Deferred Credits and Other:
  Postretirement benefit obligation                   35,445          38,690
  Deferred income taxes                               48,750          46,409
  Regulatory liabilities                              25,232          27,742
  Environmental remediation costs                      4,892           2,110
  Unamortized investment tax credit                    5,582           5,909
  Other                                               11,111          11,216
                                                  -----------    ------------
                                                     131,012         132,076
                                                  -----------    ------------
                                                  $1,094,723     $   671,148
                                                  ===========    ============

The accompanying notes are an integral part of these statements.

                         WISCONSIN GAS COMPANY
                Statements of Cash Flows (Unaudited)

                                                             Predecessor
                                                       ------------------------
                                                       Period From
                                          Period From   January 1,     Six
                                          Acquisition     2000        Months
                                            Date to      Through       Ended
                                            June 30,   Acquisition    June 30,
                                             2000         Date         1999
                                          -----------  -----------  -----------
                                                 (Thousands of Dollars)
Operations:
  Net (loss) earnings                     $   (6,460)  $   21,532   $   20,530
  Adjustments to reconcile net (loss)
   earnings to net cash flows:
    Depreciation and amortization              9,201       14,453       20,843
    Deferred income taxes                          -      (17,318)           -
    Net pension and other postretirement
      benefit (income)                        (2,283)      (4,710)      (4,468)
    Change in:
      Receivables                             35,892      (14,482)      30,059
      Gas in storage                         (17,840)      30,241       11,931
      Other current assets                    (1,693)        (123)      (2,307)
      Accounts payable                         3,140           95       (4,356)
      Accrued taxes                           (9,416)      32,249        2,769
      Refundable gas costs                   (11,949)      26,716       21,908
      Other current liabilities               (1,271)         208        2,214
      Other non-current assets
         and liabilities                       4,544          447       (6,022)
                                          -----------  -----------  -----------
                                               1,865       89,308       93,101
                                          -----------  -----------  -----------
Investment Activities:
  Capital expenditures                        (7,993)     (11,875)     (14,592)
  Other, net                                      26           60           62
                                          -----------  -----------  -----------
                                              (7,967)     (11,815)     (14,530)
                                          -----------  -----------  -----------

                         WISCONSIN GAS COMPANY
                Statements of Cash Flows (Unaudited)
                              (Continued)

                                                               Predecessor
                                                         ------------------------
                                                         Period From
                                            Period From   January 1,     Six
                                            Acquisition     2000        Months
                                              Date to      Through       Ended
                                              June 30,   Acquisition    June 30,
                                               2000         Date         1999
                                            -----------  -----------  -----------
                                                   (Thousands of Dollars)
Financing Activities:
  Change in short-term borrowings               11,100      (80,859)     (65,000)
  Reduction of long-term debt                        -            -       (2,000)
  Cash dividends paid to WICOR, Inc.            (6,500)      (6,500)     (13,000)
                                            -----------  -----------  -----------
                                                 4,600      (87,359)     (80,000)
                                            -----------  -----------  -----------
Change in Cash and Cash Equivalents             (1,502)      (9,866)      (1,429)
Cash and Cash Equivalents at
  Beginning of Period                            1,502       11,368        6,690
                                            -----------  -----------  -----------
Cash and Cash Equivalents at End of Period           -        1,502        5,261
                                            ===========  ===========  ===========

The accompanying notes are an integral part of these statements.

Notes to Financial Statements (Unaudited):
------------------------------------------
1) On April 26, 2000, Wisconsin Energy Corporation (WEC) acquired WICOR, Inc. (WIC) for $1.2 billion in cash, including related costs and expenses. WEC accounted for its acquisition of WICOR as a purchase. The financial statements of Wisconsin Gas for the periods ended before April 27, 2000 were prepared using Wisconsin Gas' historical basis of accounting and are designated as "Predecessor". The comparability of the operating results for the Predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments, including the amortization of goodwill over a period of forty years and the pushdown of debt associated with the merger ($255.0 million).

The fair value of the assets and liabilities of Wisconsin Gas' rate-regulated natural gas utility business is considered to be equivalent to the historical basis of accounting due to the regulated nature of the business and accordingly, no adjustment has been made to the carrying value. The excess of the consideration paid by WEC over the estimated fair value of the assets and liabilities of Wisconsin Gas at the merger date was approximately $450 million and is reflected as goodwill in the Wisconsin Gas balance sheet as of June 30, 2000. The process of determining the fair value of assets and liabilities at the Acquisition date is continuing, and the final result awaits the resolution of income tax and other contingencies and finalization of certain estimates.

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the WICOR acquisition had been completed as of the beginning of the periods presented. The pro forma amounts give effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of interest expense, amortization of intangibles and income taxes.
The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies. Since the Company is a wholly owned subsidiary of Wisconsin Energy, the presentation of earnings per share data is not meaningful.

                                 Six Months Ended  Six Months Ended
(In Thousands)                     June 30, 2000     June 30, 1999
--------------                   ----------------  ----------------
Revenues                         $       263,807   $       245,719
Net Earnings                     $         8,061   $        10,014

2) At June 30, 2000, Wisconsin Gas had borrowings of $20.0 million and availability of $30.0 million under unsecured lines of credit with several banks.

3) For purposes of the Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                                 Predecessor
                                          -------------------------
                                          Period from
                            Period From    January 1,
                            Acquisition      2000          Six
                              Date to       Through        Months
                              June 30,    Acquisition     June 30,
                                2000          Date          1999
                            -----------   -----------   -----------
                                          (Thousands of Dollars)
Income taxes paid           $    5,251    $     1,001   $   11,691
Interest paid               $    2,126    $     4,361   $    4,669

4) For the three and six month periods ended June 30, 2000 and 1999, net earnings was the only component of comprehensive income.

Item 2.
-------
               Management's Discussion and Analysis
                of Interim Financial Statements of
                       Wisconsin Gas Company


Merger with Wisconsin Energy Corporation
----------------------------------------
On April 26, 2000 the merger between a subsidiary of Wisconsin Energy Corporation (WEC) and WICOR, Inc. (WICOR), the Company's parent corporation, was completed, and WICOR became a wholly-owned direct subsidiary of WEC. The Company became a wholly owned indirect subsidiary of WEC.

WEC accounted for its acquisition of WICOR as a purchase, and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements of the Company for the period subsequent to April 26, 2000. The financial statements of Wisconsin Gas for the periods ended before April 27, 2000, were prepared using Wisconsin Gas' historical basis of accounting and are designated as "Predecessor". The comparability of the operating results for the Predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments including the amortization of goodwill over a period of forty years. For purposes of the discussion of quarterly and year-to-date operating results provided herein, the financial information of the predecessor for the 2000 periods prior to the merger date have been combined with the post-merger financial information. The business operations of Wisconsin Gas were not significantly changed as a result of the merger, and post-merger and pre-merger operating results, except as noted, are comparable.


Results of Operations
---------------------
The Company's net loss was $4.8 million during the second quarter of 2000 compared with a net loss of $2.4 million in the second quarter of 1999. Net earnings for the six months ended June 30, 2000, decreased by $5.5 million, or 27%, to $15.1 million compared to the same period last year. The decreased earnings for the six month period resulted primarily from decreased gas margins and increased interest expense and goodwill amortization associated with the Wisconsin Energy merger which became effective on April 26, 2000. The following factors had a significant effect on the results of operations during the three- and six-month periods ended June 30, 2000.

Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause that does not impact margin. The Company operates under a gas cost incentive mechanism (GCIM) which allows it to share in the risk and rewards of purchasing gas. The GCIM favorably impacted margins by $1.0 million for the three months ended June 30, 2000 and 1999. The GCIM favorably impacted margins by $1.2 million for the six months ended June 30, 2000 and 1999.


                          Three Months               Six Months
                         Ended June 30,            Ended June 30,
                       -----------------    %    -----------------    %
(Millions of Dollars)    2000     1999   Change    2000     1999   Change
---------------------  -------- -------- ------  -------- -------- ------
Gas Sales Revenues     $  83.1  $  70.7    18    $ 250.9  $ 233.2     8
Cost of Gas Sold          53.4     42.6    25      156.2    136.2    15
                       -------- --------         -------- --------
Gas Sales Margin          29.7     28.1    6        94.7     97.0    (2)
Gas Transport Margin       4.7      4.6    2        12.9     12.6     2
                       -------- --------         -------- --------
Total Margin           $  34.4  $  32.7    5     $ 107.6  $ 109.6    (2)
                       ======== ========         ======== ========

(Millions of Therms)
--------------------
Sales Volumes
  Firm                   103.4     96.9    7       405.4    423.8    (4)
  Interruptible            4.7      5.6  (16)       13.1     15.6   (16)
Transportation Volume    108.1    106.4    2       272.0    266.7     2
                       -------- --------         -------- --------
Total Throughput         216.2    208.9    3       690.5    706.1    (2)
                       ======== ========         ======== ========

Degree Days
-----------
  Actual                   952      875    9       3,883    4,110    (6)
                       ======== ========         ======== ========
  20 year average          973                     4,358
                       ========                  ========

The decrease in firm sales volumes for the six months ended June 30, 2000, was caused principally by extremely mild weather in 2000 compared to 1999. The weather was 6% warmer during the first six months of 2000 than during the same period in 1999 and 11% warmer than the 20-year average.

Operating and maintenance expenses decreased $1.9 million, or 8%, and $1.6 million, or 3%, during the three and six months ended June 30, 2000, compared to the same periods last year. The decrease for both periods is attributable to reduced outside administrative services.

Depreciation expense for the three and six months ended June 30, 2000, increased by $0.4 million, or 4%, and $0.8 million, or 5%, respectively, as compared to the same periods in the prior year. The 2000 increase for both periods was due to additions to depreciable plant balances.

Interest expense for the three and six months ended June 30, 2000 increased by $2.9 million and $3.0 million, respectively, compared to the same periods of last year. The second quarter of 2000 was negatively impacted by merger related interest expense of $2.8 million.

Year-to-date income tax expense decreased by $2.3 million, or 19%, reflecting the decrease in pre-tax income.


Liquidity and Capital Resources
-------------------------------
Cash flow from operations for the six months ended June 30, 2000 decreased slightly to $91.2 million compared to the same period of 1999. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable are higher in the heating season as compared with the summer months.

Additional short-term borrowing will be needed during the third and fourth quarters of 2000 to finance working capital, primarily related to gas purchased for injection into storage and accounts receivable. The Company has existing lines of credit to satisfy this working capital need.

Cash flow from operations exceeded capital expenditures and dividend requirements for the first six months in both 2000 and 1999.

Capital expenditures through June 2000 increased by $5.3 million, or 36%, to $19.9 million. Cash flow from operations is expected to be sufficient to fund the remaining capital expenditures for 2000.

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

Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a)  Exhibits

2.1 Agreement and Plan of Merger, dated as of June 27, 1999, as amended as of September 9, 1999 by and among Wisconsin Energy Corporation, WICOR, Inc. and CEW Acquisition, Inc. (incorporated by reference to Appendix A to the joint proxy statement/prospectus included in Wisconsin Energy Corporation's Registration Statement on Form S-4 filed on September 9, 1999 (File No. 333-86827))

2.2 Amendment to Agreement and Plan of Merger, dated as of September 9, 1999 (incorporated by reference to Exhibit 2.2 to Wisconsin Energy Corporation's Registration Statement on Form S-4 filed on September 9, 1999 (File No. 333-86827))

2.3 Second Amendment to Agreement and Plan of Merger, dated as of April 26, 2000 (incorporated by reference to Exhibit 2.3 to Wisconsin Energy Corporation's Current Report on Form 8-K dated April 26, 2000)

27   Financial data schedule (EDGAR version only)

(b) Reports on Form 8-K. A report on Form 8-K dated as of April 26, 2000, was filed on May 9, 2000, to report the change in control of the Company that resulted from the acquisition of WICOR, Inc. by Wisconsin Energy Corporation.

                               SIGNATURES
                               ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                         WISCONSIN GAS COMPANY



Dated:  August 11, 2000        By:  /s/ Stephen P. Dickson
                                        Stephen P. Dickson

                              Controller (Chief Accounting Officer)
                                  and duly authorized officer