Form 10-Q
period 2000-09-30
WISCONSIN GAS CO
filed 2000-11-14
CIK 107819

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10 - Q

 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended September 30, 2000
                                or
 / /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to

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

           Class                  Outstanding at October 31, 2000
--------------------------        -------------------------------
Common Stock, $8 Par Value                    1,125

All Wisconsin Gas Company Common Stock is indirectly owned by
Wisconsin Energy Corporation.

                                CONTENTS
                                --------

                                                               PAGE

PART I - Financial Information                                   2
------
Item 1.  Financial Statements of Wisconsin Gas Company (Unaudited):
------
Statements of Operations for the Three and Nine
  Months Ended September 30, 2000 and 1999                       3

Balance Sheets as of September 30, 2000 and December 31, 1999   4-5

Statements of Cash Flows for the Nine
  Months Ended September 30, 2000 and 1999                       6

Notes to Financial Statements                                    7

Item 2
------
Management's Discussion and Analysis
    of Interim Financial Statements                            8-10

Item 3
------
Quantitative and Qualitative Disclosures About Market Risk       11


PART II.  Other Information
-------
Item 6
------
Exhibits and Reports on Form 8-K                                 12

Signatures                                                       13



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

>>    Regulatory factors such as unanticipated changes in rate-
setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; distribution system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; or required approvals for new construction.

>>    The rapidly changing and increasingly competitive gas utility environment as market-based forces replace strict industry regulation and other competitors enter the gas markets resulting in increased wholesale and retail competition.

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

>>    Factors affecting the availability or cost of capital such as changes in interest rates; market perceptions of the utility industry or Wisconsin Gas; or security ratings.

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

                                     WISCONSIN GAS COMPANY
                               Statements of Operation (Unaudited)

                                                          Nine Months Ended September 30,
                                                    -------------------------------------------
                                                                 2000                  1999
                                                    ----------------------------  -------------
                                                                           Predecessor
                                                                   ----------------------------
                             Three Months Ended      Period From    Period From
                                September 30,        Acquisition     January 1,
                          ------------------------       Date           2000        Nine Months
                                      Predecessor      Through        Through         Ended
                                      ------------  September 30,   Acquisition    September 30,
                             2000         1999           2000           Date           1999
                          ----------  ------------  -------------  -------------  -------------
                                                 (Thousands of Dollars)
Operating Revenues        $  66,160   $    56,827   $    113,747   $    216,220   $    302,546
                          ----------  ------------  -------------  -------------  -------------
Operating Expenses:
  Cost of gas sold           42,306        33,373         71,436        127,062        169,528
  Operations                 18,315        17,223         30,313         31,657         62,513
  Maintenance                 2,601         2,372          4,221          2,549          6,482
  Depreciation                9,194         8,942         15,368         12,202         26,518
  Goodwill amortization       2,813             -          4,688              -              -
  Taxes, other
    than income taxes         1,911         1,964          3,219          3,007          6,186
                          ----------  ------------  -------------  -------------  -------------
                             77,140        63,874        129,245        176,477        271,227
                          ----------  ------------  -------------  -------------  -------------
Operating (Loss) Income     (10,980)       (7,047)       (15,498)        39,743         31,319
                          ----------  ------------  -------------  -------------  -------------
Interest Expense              7,627         2,811         12,237          4,494          8,932
Other Income
  and (Expenses), net           (49)          265           (253)          (856)           833
                          ----------  ------------  -------------  -------------  -------------
(Loss) Income
  Before Income Taxes       (18,656)       (9,593)       (27,988)        34,393         23,220

Income Tax
  (Benefit) Provision        (6,071)       (3,575)        (8,943)        12,861          8,708

                          ----------  ------------  -------------  -------------  -------------
Net (Loss) Earnings       $ (12,585)  $    (6,018)  $    (19,045)  $     21,532   $     14,512
                          ==========  ============  =============  =============  =============

The accompanying notes are an integral part of these statements.

                                        WISCONSIN GAS COMPANY

                                            Balance Sheets

                                                                 Predecessor
                                                  September 30,  ------------
                                                      2000       December 31,
                                                   (Unaudited)      1999
                                                  -------------  ------------
                                                      (Thousands of Dollars)
Assets
------
Property, Plant and Equipment, at cost            $    891,262   $   865,109
Less - Accumulated depreciation                        496,091       477,493
                                                  -------------  ------------
                                                       395,171       387,616
                                                  -------------  ------------
Current Assets:
  Cash and cash equivalents                                  -        11,368
  Accounts receivable, less allowance
    for doubtful accounts of $14,908
    and $10,170, respectively                           37,598        40,448
  Accrued revenues                                      12,057        44,887
  Gas in storage, at weighted average cost              67,181        40,415
  Materials and supplies, at weighted average cost       6,904         6,211
  Deferred income taxes                                 34,765        15,106
  Prepaid taxes                                          2,939         3,966
  Other                                                  5,091         1,826
                                                  -------------  ------------
                                                       166,535       164,227
                                                  -------------  ------------
Deferred Charges and Other:
  Goodwill, net                                        445,313             -
  Regulatory assets                                     49,530        51,686
  Prepaid pension costs                                 56,187        49,661
  Systems development costs                              5,376         8,601
  Other                                                 10,016         9,357
                                                  -------------  ------------
                                                       566,422       119,305
                                                  -------------  ------------
                                                  $  1,128,128   $   671,148
                                                  =============  ============


The accompanying notes are an integral part of these statements.

                                   Wisconsin Gas Company

                                       Balance Sheets
                                         (continued)

                                                                         Predecessor
                                                          September 30,  ------------
                                                              2000       December 31,
                                                           (Unaudited)       1999
                                                          -------------  ------------
                                                            (Thousands of Dollars)
Capitalization and Liabilities
------------------------------
Capitalization:
  Common stock                                            $          9   $         9
  Other paid-in capital                                        316,025       121,978
  Retained earnings                                             80,594        95,107
  Accumulated other comprehensive income                        (1,536)       (1,536)
  Long-term debt                                               158,402       158,244
                                                          -------------  ------------
                                                               553,494       373,802
                                                          -------------  ------------
Current Liabilities:
  Accounts payable                                              50,540        40,208
  Accounts payable - affiliated company, net                       825          (632)
  Notes payable - merger related                               255,000             -
  Short-term borrowings                                         87,600        89,759
  Refundable gas costs                                          20,044        24,043
  Accrued payroll and benefits                                  11,750         9,195
  Accrued taxes                                                 13,079        (1,999)
  Other                                                          6,311         4,696
                                                          -------------  ------------
                                                               445,149       165,270
                                                          -------------  ------------
Deferred Credits and Other:
  Postretirement benefit obligation                             33,658        38,690
  Deferred income taxes                                         48,750        46,409
  Regulatory liabilities                                        25,096        27,742
  Environmental remediation costs                                4,470         2,110
  Unamortized investment tax credit                              5,684         5,909
  Other                                                         11,827        11,216
                                                          -------------  ------------
                                                               129,485       132,076
                                                          -------------  ------------
                                                          $  1,128,128   $   671,148
                                                          =============  ============


The accompanying notes are an integral part of these statements.

                               WISCONSIN GAS COMPANY
                       Statements of Cash Flows (Unaudited)

                                                   Nine Months Ended September 30,
                                             -------------------------------------------
                                                          2000                 1999
                                             ----------------------------  -------------
                                                                    Predecessor
                                                           -----------------------------
                                                             Period From
                                              Period From     January 1,      Nine
                                              Acquisition       2000         Months
                                                Date to       Through        Ended
                                             September 30,   Acquisition   September 30,
                                                  2000          Date          1999
                                             -------------  -------------  -------------
                                                        (Thousands of Dollars)
Operations:
  Net (loss) earnings                        $    (19,045)  $     21,532   $     14,512
  Adjustments to reconcile net (loss)
   earnings to net cash flows:
    Depreciation and amortization                  23,051         14,453         31,496
    Deferred income taxes                               -        (17,318)             -
    Net pension and other postretire-
      ment benefit (income)                        (5,509)        (4,710)        (8,603)
    Change in:
      Receivables                                  50,162        (14,482)        47,428
      Gas in storage                              (57,007)        30,241         (9,075)
      Other current assets                         (3,835)          (123)        (2,468)
      Accounts payable                             10,237             95          1,232
      Accrued taxes                               (16,144)        32,249         (5,997)
      Refundable gas costs                        (30,715)        26,716          2,653
      Other current liabilities                     3,962            208          1,328
      Other non-current assets
         and liabilities                             (992)           447         (6,748)
                                             -------------  -------------  -------------
                                                  (45,835)        89,308         65,758
                                             -------------  -------------  -------------
Investment Activities:
  Capital expenditures                            (23,969)       (11,875)       (28,930)
  Other, net                                          102             60             82
                                             -------------  -------------  -------------
                                                  (23,867)       (11,815)       (28,848)
                                             -------------  -------------  -------------
Financing Activities:
  Change in short-term borrowings                  78,700        (80,859)       (22,100)
  Reduction of long-term debt                           -              -         (2,000)
    Cash dividends paid to WICOR, Inc.            (10,500)        (6,500)       (19,500)
                                             -------------  -------------  -------------
                                                   68,200        (87,359)       (43,600)
                                             -------------  -------------  -------------
Change in Cash and Cash Equivalents                (1,502)        (9,866)        (6,690)
Cash and Cash Equivalents at
  Beginning of Period                               1,502         11,368          6,690
                                             -------------  -------------  -------------
Cash and Cash Equivalents at End of Period   $          -   $      1,502   $          -
                                             =============  =============  =============

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

The fair value of the assets and liabilities of Wisconsin Gas' rate-regulated natural gas utility business is considered to be equivalent to the historical basis of accounting due to the regulated nature of the business and accordingly, no adjustment has been made to the carrying value. The excess of the consideration paid by WEC over the estimated fair value of the assets and liabilities of Wisconsin Gas at the merger date was approximately $450 million and is reflected as goodwill in the Wisconsin Gas balance sheet as of September 30, 2000. The process of determining the fair value of assets and liabilities at the acquisition date is continuing, and the final result awaits the resolution of income tax and other contingencies and finalization of certain estimates.

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the WICOR acquisition had been completed as of the beginning of the periods presented. The pro forma amounts give effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of interest expense, amortization of intangibles and income taxes.
The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies. Since the Company is an indirect wholly owned subsidiary of Wisconsin Energy, the presentation of earnings per share data is not meaningful.
                           Nine Months Ended     Nine Months Ended
(In thousands)            September 30, 2000     September 30, 1999
-------------------       ------------------     ------------------
Revenues                      $ 329,967              $ 302,546
Net (Loss)                    $  (4,527)             $  (1,268)

2) As of September 30, 2000, commercial paper totaling $87.6 million was outstanding with a weighted average interest rate of 6.6%. In connection with the Wisconsin Gas commercial paper program, the Company had total unsecured lines of credit of $55.0 million available at September 30, 2000.

3) For purposes of the Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                               Predecessor
                                        ---------------------------
                                        Period from
                         Period From     January 1,
                         Acquisition       2000          Nine
                           Date to        Through        Months
                        September 30,   Acquisition   September 30,
                            2000           Date           1999
                        -------------   ------------  -------------
                               (Thousands of Dollars)
Income taxes paid        $    5,959      $    1,001    $    17,291
Interest paid            $    5,594      $    4,361    $     7,602

4) For the three and nine month periods ended September 30, 2000 and 1999, net earnings was the only component of comprehensive income.

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


Results of Operations
---------------------
The Company typically incurs a loss in the third quarter due to the seasonal nature of the gas distribution business. The net loss for the third quarter of 2000 was $12.6 million compared to a net loss of $6.0 million for the 1999 third quarter. Net earnings for the nine months ended September 30, 2000 decreased by $12.0 million, or 83%, compared with the same period last year. The decreased earnings for the nine month period resulted primarily from decreased gas margins and increased interest expense and goodwill amortization associated with the Wisconsin Energy merger which became effective on April 26, 2000. The following factors had a significant effect on the results of operations during the three- and nine-month periods ended September 30, 2000.

Revenues, margins and volumes are summarized below for each of the periods shown. Margin, defined as revenues less cost of gas sold, is a better comparative performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause that does not impact margin. The Company operates under a gas cost incentive mechanism (GCIM) which allows it to share in the risk and rewards of purchasing gas. The GCIM favorably impacted margins by $1.0 million for each of the three months ended September 30, 2000 and 1999 and $2.2 million for each of the nine month periods ended September 30, 2000 and 1999.

                                Three                     Nine
                            Months Ended              Months Ended
                            September 30,             September 30,
                          -----------------   %     -----------------   %
                            2000     1999   Change    2000     1999   Change
(Millions of Dollars)     -------- -------- ------  -------- -------- ------
Gas Sales Revenues        $  62.3  $  52.8   18     $ 313.2  $ 285.8   10
Cost of Gas Sold             42.3     33.4   27       198.5    169.5   17
                          -------- --------         -------- --------
Gas Sales Margin             20.0     19.4    3       114.7    116.3   (1)
Gas Transport Margin          3.9      4.1   (5)       16.8     16.7    1
                          -------- --------         -------- --------
Total Margin              $  23.9  $  23.5    2     $ 131.5  $ 133.0   (1)
                          ======== ========         ======== ========

(Millions of Therms)
-------------------
Sales Volumes
  Firm                       51.6     51.2    1       457.0    475.0   (4)
  Interruptible               3.3      5.0  (34)       16.4     20.6  (20)
Transportation Volume        94.1     96.8   (3)      366.1    363.5    1
                          -------- --------         -------- --------
Total Throughput            149.0    153.0   (3)      839.5    859.1   (2)
                          ======== ========         ======== ========

Degree Days
  Actual                      174      121   44       4,057    4,231   (4)
                          ======== ========         ======== ========
  20 year average             153                     4,511
                          ========                  ========

The decrease in firm sales volumes for the nine months ended
September 30, 2000 was caused principally by extremely mild weather during the 2000 heating season compared to 1999. The weather was 4% warmer during the first nine months of 2000 than during the same period in 1999 and 10% warmer than the 20-year average.



Operating and maintenance expenses increased by $1.3 million, or 7%, during the three months ended September 30, 2000 compared with the same period of last year. Operating and maintenance expenses were relatively flat during the nine months ended September 30, 2000 compared to the same period in 1999.

Depreciation expense for the three and nine month periods ended September 30, 2000, increased by $0.3 million, or 3%, and $1.1 million, or 4%, respectively, as compared to the same periods in the prior year. The 2000 increase in both periods was due to additions to depreciable plant balances.

The amortization of goodwill arising from the acquisition by Wisconsin Energy Corporation was $2.8 million and $4.7 million for the three and nine months ended September 30, 2000, respectively.

Interest expense for the three and nine months ended September 30, 2000, increased by $4.8 million and $7.8 million, respectively, compared with the same periods of last year. The third quarter and year-to-date periods of 2000 were negatively impacted by merger related interest expense of $4.2 million and $6.9 million, respectively.

Other (expenses) income, net for the three- and nine-month periods ending September 30, 2000, decreased by $0.3 million and $1.9 million, respectively, compared with the same periods of last year. The results for both periods were unfavorably affected by non-utility operations.

Income tax expense was $4.8 million lower for the first nine months of 2000, compared with the same period last year, reflecting the decrease in pre-tax income. The effective tax rate differed from the statutory rate due primarily to the non-deductibility of goodwill amortization.


Liquidity and Capital Resources
-------------------------------
Cash flow from operations for the nine months ended September 30, 2000, decreased by $22.3 million, or 34%, to $43.5 million, compared to the same period in 1999. A portion of the decrease is attributable to the merger related items discussed previously. In addition, due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable are higher in the heating season.

The Company anticipates additional short-term borrowing during the fourth quarter of 2000 to finance working capital needs primarily related to gas storage and the financing of accounts receivable during the heating season. The Company believes that it has sufficient borrowing capacity under commercial paper programs or existing lines of credit to satisfy these working capital needs.

Capital expenditures increased by $6.9 million, or 24%, to $35.8 million for the nine months ended September 30, 2000 compared to the same period of last year. Cash flow from operations is expected to be sufficient to fund remaining capital expenditures for 2000.

Purchase accounting adjustments due to the merger resulted in a $255.0 million increase in "Notes Payable - merger related" which is included in current liabilities in the accompanying balance sheet.

In September 2000, following WEC's announcement of the "Power The
Future" growth strategy plan, Standard & Poors Corporation reaffirmed its ratings of the securities of the subsidiaries of WEC including Wisconsin Gas.


New Accounting Standard
-----------------------
In June 1998, the FASB issued SFAS 133, which has been amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133, an amendment of SFAS 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." SFAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133 is effective for fiscal years beginning after June 15, 2000 and must be applied to: (a) derivative instruments; and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. Wisconsin Gas is in the process of identifying all derivative instruments, determining fair market values of derivatives, designating and documenting hedge relationships, and evaluating the effectiveness of those hedge relationships. Through this process, the Company has identified a limited number of both financial and physical commodity contracts that meet the definition of a derivative under SFAS 133 in its natural gas utility operations as well as in its non-regulated energy operations. These contracts are used to manage the Company's exposure to commodity price volatility. While a number of derivatives have been identified, the inventory process is not yet complete and the fair market values of all derivatives identified has not been determined. Consequently, Wisconsin Gas cannot at this time assess the implications of adopting SFAS 133. The Company expects to implement SFAS 133 on January 1, 2001.

Regulatory Matters
------------------
On November 1, 2000, Wisconsin Gas and Wisconsin Electric filed a joint application with the Public Service Commission of Wisconsin
(PSCW) to transfer the physical gas utility assets of Wisconsin Electric, with a book value of $402 million at December 31, 1999, to Wisconsin Gas in return for stock in Wisconsin Gas. Wisconsin Energy expects that the combined gas operation will result in improved customer service and greater synergy savings as a result of the WICOR acquisition. The combined gas operations would retain the name Wisconsin Gas Company and become the 11th largest gas distribution company in the United States. Wisconsin Gas and Wisconsin Electric expect to make a second filing with the PSCW in 2001 to combine tariffs and rates.

On October 19, 2000, the PSCW affirmed the need for the Wisconsin Gas lateral in a preliminary determination of the proposed 37-mile natural gas pipeline. The lateral line would connect Wisconsin Gas' existing facilities to the Guardian Pipeline, which will bring natural gas from the Chicago market hub to southeastern Wisconsin. The preliminary determination covers all non-environmental aspects of the Company's application, including need and economic justification. The Company has requested final PSCW action on the lateral in Spring 2001. Pending all regulatory approvals, construction on the connecting lateral will begin in the spring of 2002 and commercial operation will begin in the fall of the same year.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.
------------------------------------------------------------------
The Company's market risk includes the potential loss arising from adverse changes in the price of natural gas. The Company's objective in managing this risk is to reduce fluctuations in earnings and cash flows associated with changes in natural gas prices. The Company's policy prohibits the use of derivative financial instruments for trading purposes.

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

Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a)    Exhibits

     27         Financial data schedule (EDGAR version only)

(b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the third quarter of 2000.

                               SIGNATURES
                               ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                         WISCONSIN GAS COMPANY



Dated:  November 14, 2000     By:  /s/ Stephen P. Dickson
                              -------------------------------------
                                       Stephen P. Dickson

                              Controller (Chief Accounting Officer)
                                  and duly authorized officer