Form 10-K405
period 2000-12-31
WISCONSIN GAS CO
filed 2001-03-30
CIK 107819

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

    /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2000

                                        OR

    / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from         to


                        Commission file number 1-7530

                             WISCONSIN GAS COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Wisconsin                     39-0476515
     -------------------------------       -------------------
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)       Identification No.)

                 231 W. Michigan St.
                    P.O. Box 2046
                 Milwaukee, Wisconsin                     53201
       ----------------------------------------        ----------
       (Address of principal executive offices)        (Zip Code)

     Registrant's telephone number, including area code:  414-221-2345


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

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       Aggregate market value of the voting stock held by non-affiliates of the registrant: None

       Number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2001:

       Common Stock, $8 par value               1,125 shares

              -----   Documents Incorporated by Reference   -----
                                      None

                           Reduced Disclosure Format

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format.



                                                                   PAGE

PART I

Forward-Looking Statements

Item  1.  Business

  (a)  General
  (b)  General Information About the Company's Business.
  (c)  Competition
  (d)  Gas Supply, Pipeline Capacity and Storage

    (1)  Pipeline Capacity and Storage
    (2)  Term Gas Supply
    (3)  Secondary Market transactions
    (4)  Spot Market Gas Supply
    (5)  Proposed New Pipeline

  (e)  Wisconsin Regulatory Matters

    (1)  Rate Matters
    (2)  Gas Cost Recovery Mechanism
    (3)  Transition Cost Recovery Policy
    (4)  Changing Regulatory Environment

  (f)  Employees

Item  2.  Properties

Item  3.  Legal Proceedings

Item  4.  Submission of Matters to a Vote of Security Holders



PART II

Item  5.  Market for Registrant's Common Equity and
            Related Stockholder Matters

Item  6.  Selected Financial Data

Item  7.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition

Item 7A.  Quantitative and Qualitative Disclosures About
            Market Risk

Item  8.  Financial Statements and Supplementary Data

Item  9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure



Part III

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain
            Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions



Part IV

Item 14.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K

  (a)  Documents Filed as Part of the Report

    1.  All Financial Statements and Report of
          Independent Public Accountants
    2.  Financial Statement Schedules
    3.  Exhibits

  (b)  Reports on Form 8-K



                                      PART I

                           Forward-Looking Statements
                           --------------------------

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

  This Annual Report and other documents or oral presentations to which the Company refers or incorporates by reference contain or may contain forward-looking statements made by or on behalf of Wisconsin Gas Company ("Wisconsin Gas" or the "Company"). Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause Wisconsin Gas' actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause Wisconsin Gas' actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following.


Operating, Financial and Industry Factors

>>    Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unplanned maintenance or repairs; unanticipated changes in gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by natural gas suppliers under existing gas supply contracts; environmental incidents; gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.

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

>>    Restrictions imposed by various financing arrangements and regulatory requirements on the ability of Wisconsin Gas to transfer funds to WICOR or Wisconsin Energy in the form of cash dividends, loans or advances.

>>    Changes in social attitudes regarding the utility industry.

>>    Customer business conditions including demand for their products or services and supply of labor and material used in creating their products and services.

>>    The cost and other effects of legal and administrative
proceedings, settlements, investigations and claims, and changes in those matters.

>>    Factors affecting the availability or cost of capital such as changes in interest rates; the Company's capitalization structure; market perceptions of the utility industry, the Company or any of its subsidiaries; or security ratings.


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

>>    Other business or investment considerations that may be disclosed from time to time in Wisconsin Gas' or Wisconsin Energy's Securities and Exchange Commission filings or in other publicly disseminated written documents.

Business Combination Factors

>>    Unanticipated costs or difficulties related to the integration of the businesses of Wisconsin Energy and Wisconsin Gas.

>>    Unanticipated financing or other consequences resulting from the additional short-term debt issued by Wisconsin Energy to fund the acquisition of Wisconsin Gas.

>>    Unexpected difficulties or delays in realizing anticipated net cost savings or unanticipated effects of the qualified five-year gas rate freeze ordered by the Public Service Commission of Wisconsin (the "PSCW") as a condition of approval of the merger.


The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



Item  1.  BUSINESS

(a)  General Development of the Business

  Wisconsin Gas Company is a Wisconsin corporation and is a wholly-owned subsidiary of WICOR Inc. ("WICOR"). On April 26, 2000, WICOR completed an Agreement and Plan of Merger (the "Merger") with Wisconsin Energy Corporation ("Wisconsin Energy"), pursuant to which all of the outstanding common stock of WICOR was acquired by Wisconsin Energy and WICOR become a wholly-owned subsidiary of Wisconsin Energy. The Company, in turn, became an indirect subsidiary of Wisconsin Energy. The Company maintains its principal executive offices in Milwaukee, Wisconsin. The Company is the largest natural gas distribution public utility in Wisconsin operating throughout Wisconsin in a territory of approximately 12,400 square miles with an estimated population of approximately 2,000,000. At December 31, 2000, Wisconsin Gas distributed gas to approximately 544,400 residential, commercial and industrial customers in its service territory. The Company is subject to the jurisdiction of the Public Service Commission of Wisconsin ("PSCW") as to various phases of its operations, including rates, service and issuance of securities.

  In November, 1998, the Company entered the water utility business by acquiring the water distribution system of a Milwaukee suburb serving about 500 customers. The Company acquired another small water utility in November, 1999, and served approximately 1,840 customers by the end of 2000.


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

                                                        Year Ended
                                        -------------------------------------------
Customer Class                           December 31, 2000      December 31, 1999
--------------                          --------------------   --------------------
                                        Thousands              Thousands
Sales                                   of Therms*   Percent   of Therms*   Percent
-----                                   ----------   -------   ----------   -------
Residential                               467,980      37.3      440,390      36.0
Commercial/Industrial Firm                254,007      20.3      250,650      20.5
Commercial/Industrial Interruptible        22,710       1.8       28,830       2.4
                                        ----------   -------   ----------   -------
Total Sales                               744,697      59.4      719,870      58.9

Transportation
--------------
Transported                               508,653      40.6      502,600      41.1
                                        ----------   -------   ----------   -------
Total Gas Throughput                    1,253,350     100.0    1,222,470     100.0
                                        ==========   =======   ==========   =======

*One therm equals 100,000 BTU's



  Wisconsin Gas' maximum daily send-out during 2000 was 811,635 dekatherms on January 20, 2000. A dekatherm is equivalent to ten therms or one million British thermal units.


(c)  Competition

  Competition in varying degrees exists between natural gas and other forms of energy available to consumers. Many of the Company's large commercial and industrial customers are dual-fuel customers that are equipped to switch between natural gas and alternate fuels. The Company offers lower-priced interruptible rates and transportation services for these customers to enable them to reduce their energy costs and use gas rather than other fuels. Under gas transportation agreements, customers purchase gas directly from gas marketers and arrange with interstate pipelines and the Company to have the gas transported to the facilities where it is used. The Company earns substantially the same margin (difference between revenue and cost of gas), whether it sells and transports gas to customers or only transports their gas. The volume of gas sold by third parties and distributed by Wisconsin Gas now constitutes approximately 40.6% of total gas distributed by the Company.

  The Company's future ability to maintain its present share of the industrial dual-fuel market (the market that is equipped to use gas or other fuels) depends on the success of the Company and third-party gas marketers in obtaining long-term and short-term supplies of natural gas at marketable prices and their success in arranging or facilitating competitively-priced transportation service for those customers that desire to buy their own gas supplies.

  Federal and state regulators continue to implement policies to bring more competition to the gas industry. For information concerning proceedings by the PSCW to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry, see "Wisconsin Regulatory Matters-Changing Regulatory Environment" in Item 1 of this report. While the gas utility distribution function is expected to remain a heavily regulated, monopoly function, the sales of the natural gas commodity and related services are expected to become increasingly subject to competition from third parties. However, it remains uncertain if and when the current economic disincentives for small customers to choose an alternative gas commodity supplier may be removed such that the Company begins to face competition for the sale of gas to its smaller firm customers.


 (d)  Gas Supply, Pipeline Capacity and Storage

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

  Because of the seasonal variations in gas usage in Wisconsin, Wisconsin Gas has also contracted for substantial underground storage capacity, primarily in Michigan. Storage enables Wisconsin Gas to optimize its overall gas supply and capacity costs. In summer, gas in excess of market demand is transported into the storage fields, and in winter, gas is withdrawn from storage and combined with gas purchased in or near the production areas ("flowing gas") to meet the increased winter market demand. As a result, Wisconsin Gas can contract for less long-line pipeline capacity than would otherwise be necessary, and it can purchase gas on a more uniform daily basis from suppliers year-round. Each of these capabilities enables Wisconsin Gas to reduce its overall costs.

  Wisconsin Gas also maintains high deliverability storage in the mid-continent and Southeast production areas as well as in its market area. This storage capacity is designed to deliver gas when other supplies cannot be delivered during extremely cold weather in the producing areas, which can reduce long-line supply.

Wisconsin Gas holds firm daily transportation and storage capacity entitlements from pipelines and other service providers under long-term contracts.


  (2)  Term Gas Supply

Wisconsin Gas has contracts for firm supplies with terms in excess of 30 days with 19 gas suppliers for gas produced in each of the three producing areas discussed above. The term contracts have varying durations so that only a portion of the Company's gas supply expires in any year. Management believes the volume of gas under contract is sufficient to meet its forecasted firm peak day demand.


  (3)  Secondary Market Transactions

  Capacity release is a mechanism by which pipeline long-line and storage capacity and for gas supplies under contract may be sold in the secondary market. Local distribution companies, such as Wisconsin Gas, must contract for capacity and supply sufficient to meet the firm peak day demand of their customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase that excess capacity and supply. The proceeds from these transactions are passed-through to the ratepayers, subject to the incentive gas cost mechanism pursuant to which the Company has an opportunity to share in the gas cost savings. See "Wisconsin Regulatory Matters - Gas Cost Recovery" in
Item 1 of this report for information on the incentive gas cost recovery mechanism. During 2000, Wisconsin Gas continued its active participation in the capacity release market.


  (4)  Spot Market Gas Supply

  Wisconsin Gas expects to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. The Company has purchased spot market gas since 1985 and has supply relationships with a number of sellers from whom it purchases spot gas.


  (5)  Proposed New Pipeline

  In March 1999, WICOR announced the formation of a joint venture, Guardian Pipeline, L.L.C., to construct the Guardian interstate natural gas pipeline from the Chicago market hub near Joliet, Illinois to southeastern Wisconsin ("Guardian Pipeline"). CMS Energy, a Dearborn, Michigan-based international energy company, and a subsidiary of Xcel Energy, a Minneapolis-based diversified energy company, are cosponsors of the project with WICOR. The three partners will have equal ownership interests in the project. On March 14, 2001, the Federal Energy Regulatory Commission ("FERC") issued a certificate of public convenience and necessity authorizing construction and operation of the Guardian Pipeline.

  The Guardian Pipeline will consist of 141 miles of 36-inch pipe and related compression equipment as well as an additional 8.5 mile, 16 inch lateral and will carry about 750,000 dekatherms per day of gas. The total cost of the project is approximately $238 million. The joint venture intends to finance the project using $70 million of capital contributions from the three co-owners and issuing long-term debt for the balance of the construction costs. Currently, Guardian Pipeline has firm precedent agreements to transport 88% of its design capacity. The pipeline is scheduled to be in service by November, 2002.

  Wisconsin Gas has committed to purchase 650,000 dekatherms per day of capacity on the pipeline and will construct a 35-mile lateral at a cost of approximately $62 million to connect its distribution system to the Guardian Pipeline. In November 1999, Wisconsin Gas filed an application with the PSCW to construct and operate the lateral. In October 2000, the PSCW affirmed the need for the Wisconsin Gas lateral in a preliminary determination. The preliminary determination covers all non-environmental aspects of Wisconsin Gas' application, including need and economic justification. Wisconsin Gas anticipates final approval by the PSCW in the summer of 2001. Pending receipt of all regulatory approvals, lateral construction is expected to begin in the spring of 2002 with commercial operation beginning in the fall of the same year. Wisconsin Gas expects to fund the lateral project using long-term debt financing.

  The Guardian Pipeline is expected to serve growing demand for natural gas in Wisconsin and Northern Illinois.


(e)  Wisconsin Regulatory Matters

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

  On March 14, 2000, the PSCW issued an order approving the Merger. That order stipulated that the Company, and Wisconsin Electric Power Company ("Wisconsin Electric"), a wholly owned subsidiary of Wisconsin Energy which provides electric and gas distribution services, be limited in their respective ability to seek rate increases for a five-year period effective January 1, 2001 beyond adjustments to reflect the Company's cost of gas purchased. This limitation is subject to certain exceptions including capital spending for major gas lateral extensions and operating changes resulting from government mandates.

  On November 1, 2000, Wisconsin Gas and Wisconsin Electric filed a joint application with the PSCW for authority to transfer the physical gas utility assets of Wisconsin Electric together with certain liabilities associated with such assets, with a net book value of approximately $365.0 million at December 31, 2000, to Wisconsin Gas in return for stock in Wisconsin Gas in a tax free transaction.
Wisconsin Energy expects that the combined gas operation will result in improved customer service and greater synergy savings as a result of the Merger. The combined gas operations would retain the name Wisconsin Gas Company and become the 9th largest gas distribution company in the United States as measured by delivery volumes.
Assuming the PSCW approves the transaction described above, Wisconsin Gas and Wisconsin Electric expect to make a second filing in 2001 seeking authorization to combine tariffs and rates. This transaction is also subject to the approval of the Securities Exchange Commission under the Public Utility Holding Act of 1935.


  (2)  Gas Cost Recovery

  Wisconsin Gas' rates traditionally contained clauses providing for periodic rate adjustments, with PSCW approval, to reflect changes in purchased gas costs, including the recovery of transition costs passed through by pipeline suppliers. See "Wisconsin Regulatory Matters - Transition Cost Recovery Policy".

  The PSCW approved a performance-based gas cost recovery mechanism ("GCRM") which was in effect for three years beginning November 1, 1997 and expiring October 31, 2000. With the post-2000 replacement GCRM under review, the PSCW subsequently authorized an extension of the existing GCRM commencing November 1, 2000, through such time as a replacement GCRM (see discussion below) was ordered. Under the initial GCRM various portions (e.g. commodity costs) of the Company's total cost of gas were measured against pre-determined benchmarks. If at the end of each GCRM year the benchmark related cost savings/overruns exceeded 1.5% of the total cost of gas, the Company would share 50/50 in the savings/overruns. Sharing of savings/overruns was limited to up to 2.5% of the total cost of gas. As such, the GCRM provides an opportunity for Wisconsin Gas' earnings to increase or decrease on a limited basis as the result of gas supply activities.

  In February 2001, the PSCW issued an order authorizing a performance based recovery mechanism similar to the existing GCRM. Other than various cost benchmark modifications, the sharing mechanism was broadened such that sharing of savings/overruns would commence at 1.0% and conclude at 6.0% of the total cost of gas. This replacement GCRM is effective April 1, 2001.


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


  (4)  Changing Regulatory Environment

  The PSCW has instituted generic proceedings to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the natural gas industry. To date, the commission has made a policy decision to deregulate the sale of natural gas in customer segments with workably competitive market choices and has adopted standards for transactions between a utility and its gas marketing affiliates. However, work on deregulation of the gas distribution industry by the PSCW is presently on hold. Currently, Wisconsin Gas is unable to predict the impact of potential future deregulation on the Company's results of operations or financial position.


(f)  Employees

  The Company had 951 full-time and 83 part-time active employees at December 31, 2000.



Item  2.  PROPERTIES

  Wisconsin Gas owns a distribution system which, on December 31, 2000, included approximately 9,600 miles of distribution and transmission mains, 455,000 service laterals and 535,000 active meters. Wisconsin Gas' distribution system consists almost entirely of plastic and coated steel pipe. Wisconsin Gas owns office buildings in certain communities in which it serves, gas regulating and metering stations, peaking facilities and its major service centers, including garage and warehouse facilities.

  Where distribution mains and services occupy private property, Wisconsin Gas in some, but not all, instances has obtained consents, permits or easements for such installations from the apparent owners or those in possession, generally without an examination of title.



Item  3.  LEGAL PROCEEDINGS

  The Company has identified two previously owned sites on which it operated manufactured gas plants. Such plants ceased operations prior to the mid-1950's. Environmental remediation work for one of the sites was completed during the third quarter of 1999. The Company is evaluating potential remedial options at the second site. The Company has established a reserve of approximately $4.2 million at December 31, 2000, to cover the remediation and maintenance costs of the remaining site.

  The Company periodically reviews its reserves for such remediation costs as evidence becomes available indicating that its remediation liability has changed. Based on the foregoing and given current information, management believes that future costs in excess of the amounts accrued on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations. See Note 7(c) of "Notes to Financial Statements".



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Omitted pursuant to General Instruction I(2)(c).



PART II

Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

  WICOR owns all the issued and outstanding common stock of the Company. On April 26, 2000, WICOR became a wholly owned subsidiary of Wisconsin Energy.

  Dividends declared on Wisconsin Gas' common stock during the two most recent fiscal years are set forth below. With the exception of the special dividends in the second and fourth quarters of 2000, dividends were paid entirely in cash. Dividends were paid to Wisconsin Gas' sole common stockholder, WICOR, Inc.

                   Quarter        2000         1999
                   -------       ------       ------
                    First      $  6,500      $ 6,500
                    Second      261,500 (a)    6,500
                    Third         4,000        6,500
                    Fourth       54,000 (a)    6,500
                                -------        -----
                    Total      $326,000      $26,000

  (a) During the second and fourth quarters of 2000, the Board of Directors declared two special dividends of $255.0 million and $50.0 million, respectively, which were financed by demand notes payable to WICOR, Inc.

  In 2001, Wisconsin Gas intends to suspend payment of dividends in order to retain sufficient cash to fund interest payments due on the demand notes payable to WICOR, Inc. and to fund ongoing construction activity.

  Various financing arrangements and regulatory requirements impose certain restrictions on the ability of Wisconsin Gas to transfer funds to WICOR, Inc. in the form of cash dividends, loans or advances.
Under Wisconsin law, Wisconsin Gas is prohibited from loaning funds, either directly or indirectly, to WICOR, Inc.



Item  6.  SELECTED FINANCIAL DATA

    Omitted pursuant to General Instruction I(2)(a).



Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

Merger with Wisconsin Energy Corporation
----------------------------------------
  On April 26, 2000, WICOR and Wisconsin Energy completed an agreement and plan of merger ("the Merger"), providing for a strategic business combination of WICOR and Wisconsin Energy. In the agreement, Wisconsin Energy acquired all of the outstanding common stock of WICOR for $1.2 billion of cash and assumed outstanding WICOR debt of $267.0 million. The Merger was accounted for as a purchase and resulted in total goodwill recorded of $818.0 million. Of this total goodwill, $458.3 million was recorded on the financial statements of Wisconsin Gas, representing its allocated share of the goodwill within the operations of WICOR.

  Purchase accounting adjustments, principally goodwill, have been pushed down and are reflected in the financial statements of Wisconsin Gas for the periods ended after April 26, 2000 (the "Merger Date"). The financial statements of Wisconsin Gas for the periods ended before the Merger Date, were prepared using Wisconsin Gas' historical basis of accounting and are designated as "Predecessor". The comparability of the operating results for the Predecessor and the periods encompassing push-down accounting are affected by the purchase accounting adjustments including the amortization of goodwill, and related income tax adjustments. Other adjustments to reflect assets and liabilities at fair value as of the Merger Date have been offset by regulatory liabilities or assets because the associated expense and revenue impacts of these adjustments are governed by rate setting policies of the PSCW. Therefore, for purposes of the discussion of yearly operating results provided herein, the financial information of the Predecessor for the 2000 periods prior to the Merger Date have been combined with the post-merger financial information. The business operations of Wisconsin Gas were not significantly changed as a result of the Merger. Therefore, the post-merger and pre-merger operating results, except as noted, are comparable.


Results of Operations - 2000 Compared with 1999
-----------------------------------------------
  Net earnings during 2000 decreased by $11.2 million, or 42.4%, to $15.2 million compared to $26.4 million for the same period last year. The earnings for the Company were impacted by incremental interest expense of $11.1 million relating to the notes payable to WICOR. Earnings were also impacted by goodwill amortization of $7.6 million relating to the Merger in 2000. Without the effect of these expenses totaling $18.7 million, $14.3 million net of income taxes, the Company's after-tax earnings would have been $29.5 million for 2000. The Company's earnings are heavily dependent upon cold weather, which is measured by heating degree days ("HDD"). Rates have been set based on 20-year HDD averages. In 2000 and 1999, the weather based on this 20 year HDD standard averaged 2.9% and 9.1% warmer than normal, negatively effecting operating results accordingly. The improvement in earnings, adjusted for the interest and goodwill expenses identified above, of $3.1 million in 2000 was driven primarily by increased sales caused by colder weather compared to 1999.

  Margin, defined as revenues less cost of gas sold, is a better comparative performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause that does not impact margin. The Company operates under a gas cost recovery mechanism (GCRM) which allows it to share in the risk and rewards of purchasing gas. The GCRM favorably impacted margins by $4.1 million and $3.3 million in 2000 and 1999, respectively.

  The following tables set forth margin and sales volumes for each of the years ended December 31.


THOUSANDS OF DOLLARS                     2000        1999        1998
-------------------                  ----------  ----------  ----------
Revenues                             $ 529,537   $ 416,021   $ 406,043
Cost of gas sold                       355,044     250,226     252,181
                                     ----------  ----------  ----------
Sales margin                           174,493     165,795     153,862
Gas transportation margin               24,016      23,456      22,519
                                     ----------  ----------  ----------
Total margin                         $ 198,509   $ 189,251   $ 176,381
                                     ==========  ==========  ==========

MILLIONS OF THERMS
------------------
Sales volumes
   Firm                                  721.9       690.9       649.2
   Interruptible                          22.7        29.0        36.5
Transport volumes                        508.7       502.6       460.2
                                     ----------  ----------  ----------
Total throughput                       1,253.3     1,222.5     1,145.9
                                     ==========  ==========  ==========
Heating degree days                      6,716       6,318       5,865
                                     ==========  ==========  ==========
% (warmer) colder
  than 20-year average                    (2.9)       (9.1)      (16.4)
                                     ==========  ==========  ==========

  The increase in firm sales volumes in 2000 was driven by colder weather during the heating season in 2000 compared to 1999. However, the weather in 2000 was warmer than the 20-year average. Both revenue and cost of gas sold increased significantly from the prior year due to the substantial increase in the commodity cost of natural gas between 1999 and 2000, particularly in the fourth quarter of 2000. Consistent with past practice, the Company passes these cost increases through rate increases to customers resulting in no impact to gas margin.

  Operating and maintenance expenses decreased $4.9 million, or 5.3%, in 2000, compared with the prior year. The decrease reflects reduced labor and benefits in 2000 resulting from synergies obtained as a result of the Merger between Wisconsin Gas and Wisconsin Energy in 2000.

  Depreciation and amortization expense in 2000 increased by $1.2 million, or 3.5%, compared with 1999 due to increases in depreciable plant balances largely relating to new service pipeline extensions to accommodate customer growth.

  Taxes, other than income taxes increased by $0.3 million, or 3.9%, to $8.2 million due to higher gross receipts tax and other regulatory taxes. Gross receipt taxes are based on the previous year's operating revenues. The Company anticipates a $1.1 million increase in this expense in 2001 due to the increased revenue in 2000 resulting from the increased cost of gas.

  Goodwill amortization for 2000 was $7.6 million and resulted from the $458.3 million of goodwill recorded due to the Merger which closed on April 26, 2000. This goodwill is being amortized over a 40 year life and will result in amortization of $11.5 million in 2001. No goodwill was recorded by the Company prior to the Merger.

  Interest expense in 2000 increased $12.7 million compared to 1999. The increase relates primarily to interest incurred on the notes payable to WICOR. The remaining increase relates to incremental borrowings incurred by the Company to finance construction required to service new customers and to finance working capital requirements resulting from the increased cost of gas, specifically gas in storage inventory and accounts receivable.

  Other expense (income) decreased by $5.7 million in 2000 compared to 1999. Other expense (income) in 2000 was negatively impacted by a donation of $3.4 million relating to a contribution made by the Company to the Wisconsin Energy Foundation to assist that organization in becoming self-funding in future years. Other expense (income) was also impacted to a lesser extent by reduced income from non-utility operations of $1.5 million.

  Income tax expense decreased $2.2 million in 2000 compared to 1999, reflecting lower pre-tax income. The effective income tax rate for 2000 was 46.9% compared with the 1999 effective rate of 37.1%. The increase in the effective rate was due to the treatment of goodwill amortization expense as not deductible for tax purposes.


Results of Operations - 1999 Compared with 1998
-----------------------------------------------
  Net earnings during 1999 increased by $3.8 million, or 17%, to $26.4 million compared to $22.7 million for the same period in 1998. In 1999 and 1998, Wisconsin Gas experienced significantly warmer than normal weather which had a negative impact on earnings. The improvement in earnings in 1999 was driven by increased sales caused by more favorable weather compared to 1998 and a $7.5 million annual rate increase effective August 1, 1998. These items were offset in part by higher operating expenses.

  The increase in firm sales volumes in 1999 was driven by colder weather during the heating season in 1999 compared to 1998. However, the weather in 1999 was warmer than the 20-year average. During the year, transportation volumes increased, compared to the same period in 1998, mainly because more customers purchased gas from sources other than Wisconsin Gas and transported the volumes over the Wisconsin Gas distribution system. The GCRM favorably impacted margins by $3.3 million and $3.8 million in 1999 and 1998, respectively.

  Operating and maintenance expenses increased $4.7 million, or 5%, in 1999, compared with 1998. The increase reflects the impact of an annualized $7.5 million charge relating to PSCW-approved additional uncollectible accounts receivable expense, which became effective November 1, 1998. The increase during the year was partially offset by lower benefit expenses due to changes in various benefit plans and favorable plan experience.

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


New Accounting Standards
------------------------
  Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), is effective for fiscal years beginning after June 15, 2000. The Company will adopt this statement effective January 1, 2001, which will have an insignificant impact on net income and other comprehensive income. For further information, see "Note 1 - Accounting Policies" in the Notes to Financial Statements.


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

  Wisconsin Gas rates are set under an alternative method of rate making (see "Management's Discussion and Analysis of Results of
Operations and Financial Condition - Regulatory Matters"). After reviewing the impact of the margin rate cap and other factors, management believes that Wisconsin Gas' productivity improvements have offset the impact of inflationary cost increases.


Liquidity and Capital Resources
-------------------------------
  Cash flows from operations during 2000 decreased by $27.0 million, or 52%, to $24.5 million from the comparable period in 1999. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable amounts are higher in the heating season as compared with the summer months. The colder than normal weather experienced late in the fourth quarter of 2000 and increased cost of gas caused significant increases in accounts receivable, unbilled revenue and gas storage costs over 1999. This resulted in the reduced operating cash flow. The Company believes these working capital balances will return to more normal levels by the second quarter of 2001. The increases in working capital were funded through the issuance of additional short-term debt.

  The Company has access to outside capital markets and has been able to generate funds internally to meet its long-term investment needs. Wisconsin Gas' ability to attract the necessary financial capital at reasonable terms is critical to the Company's overall strategic plan.

  The Company believes that cash provided from operating activities over the next three years will satisfy normal ongoing cash requirements. However, the Company anticipates the need for external capital to fund major gas lateral projects including the Guardian
Pipeline lateral project.


Investment Activities
---------------------
  Capital expenditures in 2000 increased by $6.6 million to $49.5 million, a 15% increase over 1999. The majority of the increase in capital spending over 1999 levels relates to the construction of gas laterals. Capital expenditures are expected to increase to $76.0 million in 2001 which includes $20.0 million for gas lateral projects including the initial phase of the Guardian pipeline lateral project. Capital expenditures in 1999 increased $7.5 million compared to 1998.

  During 1999 and 1998, Wisconsin Gas acquired small municipal water utilities, at book value, for $1.2 million and $0.5 million in cash, respectively. Each of the acquisitions was accounted for as a purchase and the results of operations of the acquired companies were included in the Company's financial statements from their respective acquisition dates.

  In March 1999, WICOR announced the formation of a joint venture, Guardian Pipeline, L.L.C., to construct the Guardian interstate natural gas pipeline from the Chicago market hub near Joliet, Illinois to southeastern Wisconsin ("Guardian Pipeline"). CMS Energy, a Dearborn, Michigan-based international energy company, and a subsidiary of Xcel Energy, a Minneapolis-based diversified energy company, are cosponsors of the project with WICOR. The three partners will have equal ownership interests in the project. On March 14, 2001, the Federal Energy Regulatory Commission ("FERC") issued a certificate of public convenience and necessity authorizing construction and operation of the Guardian Pipeline.

  The Guardian Pipeline will consist of 141 miles of 36-inch pipe and related compression equipment as well as an additional 8.5 mile, 16 inch lateral and will carry about 750,000 dekatherms per day of gas.

  Wisconsin Gas has committed to purchase 650,000 dekatherms per day of capacity on the pipeline and will construct a 35-mile lateral at a cost of approximately $62 million to connect its distribution system to the Guardian Pipeline. In November 1999, Wisconsin Gas filed an application with the PSCW to construct and operate the lateral. In October 2000, the PSCW affirmed the need for the Wisconsin Gas lateral in a preliminary determination. The preliminary determination covers all non-environmental aspects of Wisconsin Gas' application, including need and economic justification. Wisconsin Gas anticipates final approval by the PSCW in the summer of 2001. Pending receipt of all regulatory approvals, lateral construction is expected to begin in the spring of 2002 with commercial operation beginning in the fall of the same year. Wisconsin Gas expects to fund the lateral project using long-term debt financing.


Financing Activities
--------------------
  In November 1998, Wisconsin Gas used its existing lines of credit to issue commercial paper, the proceeds of which were used to redeem, at par, $40 million of 7.5% Notes due in 1998. In January 1999,
Wisconsin Gas issued $50 million of 5.5% Notes due in 2009, to replace the commercial paper.

  Wisconsin Gas' embedded cost of long-term debt was 6.4%, 6.4% and 6.9% for the years ended December 31, 2000, 1999 and 1998, respectively.

  The Company paid cash dividends to WICOR of $21.0 million, $26.0 million and $24.0 million in 2000, 1999 and 1998, respectively. In addition, the Company declared special dividend payments of $255.0 million in June, 2000 and $50.0 million in December, 2000 which were funded by the issuance of subordinated demand notes payable to WICOR. These notes bear an interest rate approximating the short-term rates the Company can borrow funds in the external commercial paper market. At December 31, 2000, the interest rate on the subordinated demand notes was 6.7%.

  In 2001, the Company intends to suspend payment of dividends in order to retain sufficient cash to fund interest payments due on the WICOR demand notes and to fund ongoing construction activity.

  Access to capital markets at a reasonable cost is determined in large part by credit quality. Moody's Investors Service, Standard and Poor's Corporation and Fitch have rated Wisconsin Gas' unsecured long-term debt at Aa2, AA- and AA-, respectively. In conjunction with Wisconsin Energy's issuance of $1 billion of unsecured senior notes in March 2001, Standard and Poors Corporation maintained its negative outlook for Wisconsin Energy and its subsidiaries, including Wisconsin Gas. Moody's Investors Service and Fitch reaffirmed their ratings of the securities of Wisconsin Gas. Moody's Investors Service outlook remains stable for Wisconsin Gas. These ratings provide a high degree of flexibility in obtaining funds on competitive terms and reflect the views of the rating agencies. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides the circumstances warrant that change. Each rating should be evaluated independently of any other rating.

  The Company's primary line of credit is a $30 million unsecured revolving credit facility with several banks which expires August 6, 2002. Financial covenants under the facility include leverage and interest coverage ratios. In addition, the Company arranges domestic seasonal lines of credit to support its commercial paper borrowing program. Wisconsin Gas finances working capital needs by issuing commercial paper in the open market. Commercial paper outstanding at December 31, 2000 and 1999 was $130.1 million and $89.8 million, respectively.

  The Company believes that it has adequate capacity to fund its operations for the foreseeable future through its borrowing arrangements and internally generated cash.


Regulatory Matters
------------------
  Wisconsin Gas is subject to the jurisdiction of the PSCW as to various phases of its operations, including rates, customer service and issuance of securities and other various matters.

  Wisconsin Gas complies with the provisions of Statement of Financial Accounting Standards (SFAS No. 71) "Accounting for the Effects of Certain Types of Regulation," which provides that rate-regulated public utilities such as Wisconsin Gas record certain costs and credits allowed in the ratemaking process in different periods than would be required for unregulated businesses. In the event Wisconsin Gas determines that it no longer meets the criteria for following SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts Wisconsin Gas' ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. SFAS 71 continues to be applicable to Wisconsin Gas in that its rates are approved by a third party regulator and are designed to recover its cost of service. Wisconsin Gas believes its current cost-based rates are competitive in the open market.

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

  The PSCW approved a performance-based gas cost recovery mechanism ("GCRM") which was in effect for three years beginning November 1, 1997 and expiring October 31, 2000. With the post-2000 replacement GCRM under review, the PSCW subsequently authorized an extension of the existing GCRM commencing November 1, 2000, through such time as a replacement GCRM (see discussion below) was ordered. Under the initial GCRM various portions (e.g. commodity costs) of the Company's total cost of gas were measured against pre-determined benchmarks. If at the end of each GCRM year the benchmark related cost savings/overruns exceeded 1.5% of the total cost of gas, the Company would share 50/50 in the savings/overruns. Sharing of savings/overruns was limited to up to 2.5% of the total cost of gas. As such, the GCRM provides an opportunity for Wisconsin Gas' earnings to increase or decrease on a limited basis as the result of gas supply activities.

  In February 2001, the PSCW issued an order authorizing a performance based recovery mechanism similar to the existing GCRM. Other than various cost benchmark modifications, the sharing mechanism was broadened such that sharing of savings/overruns would commence at 1.0% and conclude at 6.0% of the total cost of gas. This replacement GCRM is effective April 1, 2001.

  On March 14, 2000, the PSCW issued an order approving the Merger. That order stipulated that the Company, and Wisconsin Electric Power Company ("Wisconsin Electric"), a wholly owned subsidiary of Wisconsin Energy which provides electric and gas distribution services, be limited in their respective ability to seek rate increases for a five-year period effective January 1, 2001 beyond adjustments to reflect the Company's cost of gas purchased. This limitation is subject to certain exceptions including capital spending for major gas lateral extensions, including the Guardian Pipeline lateral, and operating changes resulting from government mandates.

  On November 1, 2000, Wisconsin Gas and Wisconsin Electric, filed a joint application with the PSCW for authority to transfer the physical gas utility assets of Wisconsin Electric together with certain liabilities associated with such assets, with a net book value of approximately $365.0 million at December 31, 2000, to Wisconsin Gas in return for stock in Wisconsin Gas in a tax free transaction.
Wisconsin Energy expects that the combined gas operation will result in improved customer service and greater synergy savings as a result of the Merger. The combined gas operations would retain the name Wisconsin Gas Company and become the 9th largest gas distribution company in the United States as measured by delivery volumes.
Assuming the PSCW approves the transaction described above, Wisconsin Gas and Wisconsin Electric expect to make a second filing in 2001 seeking authorization to combine tariffs and rates. This transaction is also subject to the approval of the Securities Exchange Commission under the Public Utility Holding Act of 1935.

  The PSCW has instituted generic proceedings to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the natural gas industry. To date, the PSCW has made a policy decision to deregulate the sale of natural gas in customer segments with workably competitive market choices and has adopted standards for transactions between a utility and its gas marketing affiliates. However, work on deregulation of the gas distribution industry by the PSCW is presently on hold. Currently, Wisconsin Gas is unable to predict the impact of potential future deregulation on the Company's results of operations or financial position.


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

  For additional disclosure regarding environmental matters, see Note 7c of "Notes to Financial Statements".



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

  Wisconsin Gas has a commodity risk management program that has been approved by the PSCW. This program allows Wisconsin Gas to utilize call and put option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under this program, Wisconsin Gas has the ability to hedge up to 50% of its planned gas deliveries for the heating season. The PSCW has also allowed Wisconsin Gas to hedge gas purchased for storage during non-heating months. The cost of the call and put option contracts, as well as gains or losses realized under the contracts do not affect net income as they are fully recovered under the purchased gas adjustment clause. In addition, under the GCRM, Wisconsin Gas uses derivative financial instruments to reduce the cost of gas. The cost of these financial instruments, as well as any gains or losses on the contracts are subject to the GCRM sharing mechanism.



Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Wisconsin Energy
Corporation:

We have audited the accompanying consolidated balance sheet and statement of capitalization of Wisconsin Gas Company (Successor) as of December 31, 2000 and the related consolidated statements of earnings, common equity and cash flows for the period from April 27, 2000 to December 31, 2000. We have also audited the related consolidated statements of earnings, common equity and cash flows of Wisconsin Gas Company (Predecessor) for the period from January 1, 2000 to April 26, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with accounting standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Gas Company at December 31, 2000, and the results of its operations and its cash flows for the period from April 27, 2000 to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Furthermore, in our opinion, the Predecessor consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2000 to April 26, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company had a significant change in ownership as of April 27, 2000 which resulted in a new basis of accounting.

/s/PRICEWATERHOUSECOOPERS LLP
-----------------------------
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
February 6, 2001



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of WICOR, Inc.:

We have audited the accompanying consolidated balance sheet and statement of capitalization of Wisconsin Gas Company (Predecessor)(a Wisconsin corporation and a wholly owned subsidiary of WICOR, Inc.) which is a wholly owned subsidiary of Wisconsin Energy Corporation) as of December 31, 1999 and the related consolidated statements of earnings, common equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Gas Company at December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

/s/ARTHUR ANDERSEN LLP
----------------------
Arthur Andersen LLP

Milwaukee, Wisconsin,
January 24, 2000.



                              WISCONSIN GAS COMPANY
                              Statements of Income

                                             |              Predecessor
                                             |  -----------------------------------
                                 Period From |  Period From
                                   April 27  |   January 1,
                                 2000 Through|  2000 Through Year Ended December 31,
                                 December 31,|    April 26   ----------------------
                                     2000    |      2000        1999        1998
                                 ------------|  ------------ ---------- -----------
                                             |(Thousands of Dollars)
                                             |
Operating Revenues                 $ 337,333 |   $ 216,220   $ 439,477   $ 428,562
                                   ----------|   ----------  ----------  ----------
Operating Expenses:                          |
  Cost of gas sold                   227,982 |     127,062     250,226     252,181
  Operations                          46,503 |      31,657      83,902      79,178
  Maintenance                          6,624 |       2,549       8,336       8,393
  Depreciation and amortization       24,638 |      12,202      35,596      33,568
  Goodwill amortization                7,639 |           -           -           -
  Taxes, other than income taxes       5,148 |       3,007       7,851       9,038
                                   ----------|   ----------  ----------  ----------
                                     318,534 |     176,477     385,911     382,358
                                   ----------|   ----------  ----------  ----------
                                             |
Operating Income                      18,799 |      39,743      53,566      46,204
                                   ----------|   ----------  ----------  ----------
                                             |
Interest Expense                      20,849 |       4,494      12,601      12,448
Other Expense(Income), net             3,801 |         856      (1,078)     (2,125)
                                   ----------|   ----------  ----------  ----------
(Loss)Income Before Income Taxes      (5,851)|      34,393      42,043      35,881
Income Tax Provision                     523 |      12,861      15,609      13,213
                                   ----------|   ----------  ----------  ----------
Net (Loss) Earnings                $  (6,374)|   $  21,532   $  26,434   $  22,668
                                   ==========|   ==========  ==========  ==========

The accompanying notes are an integral part of these statements.


                            WISCONSIN GAS COMPANY
                                Balance Sheets

                                                                     | Predecessor
                                                                     | -----------
                                                         December 31,| December 31,
                                                         ------------|------------
                                                             2000    |    1999
                                                         ----------- | -----------
                                                           (Thousands| of Dollars)
                                                                     |
Assets                                                               |
------                                                               |
Property, Plant and Equipment, at cost                   $  905,842  |  $  865,109
Less - Accumulated depreciation                             503,726  |     477,493
                                                         ----------- |  -----------
                                                            402,116  |     387,616
                                                         ----------- |  -----------
Current Assets:                                                      |
  Cash and cash equivalents                                   6,012  |      11,368
  Accounts receivable, less allowance for doubtful                   |
    accounts of $12,416 and $10,149, respectively            95,797  |      40,448
  Accrued revenues                                           79,537  |      44,887
  Gas in storage, at weighted average cost                   54,290  |      40,415
  Materials and supplies, at weighted average cost            5,671  |       6,211
  Deferred income taxes                                      38,049  |      15,106
  Prepaid taxes                                               4,097  |       3,966
  Other                                                       8,832  |       1,826
                                                         ----------- |  -----------
                                                            292,285  |     164,227
                                                         ----------- |  -----------
Deferred Charges and Other:                                          |
  Goodwill                                                  450,698  |           -
  Prepaid pension costs                                     167,483  |      49,661
  Prepaid postretirement benefits                            26,128  |           -
  Regulatory assets                                          43,388  |      51,686
  Systems development costs                                   4,301  |       8,601
  Other                                                      10,650  |       9,357
                                                         ----------- |  -----------
                                                            702,648  |     119,305
                                                         ----------- |  -----------
                                                         $1,397,049  |  $  671,148
                                                         =========== |  ===========


The accompanying notes are an integral part of these statements.


                            WISCONSIN GAS COMPANY
                                Balance Sheets

                                                                       |  Predecessor
                                                                       |  -----------
                                                           December 31,|  December 31,
                                                           ------------|  -----------
                                                               2000    |      1999
                                                           ----------- |  -----------
                                                             (Thousands| of Dollars)
                                                                       |
Capitalization and Liabilities                                         |
------------------------------                                         |
Capitalization (See accompanying statement):                            |
  Long-term debt                                            $ 147,640  |  $ 158,244
  Preferred stock                                                   -  |          -
  Common equity                                               356,870  |    215,558
                                                            ---------- |  ----------
                                                              504,510  |    373,802
                                                            ---------- |  ----------
Current Liabilities:                                                   |
  Accounts payable                                             98,828  |     40,208
  Accounts payable - affiliated company, net                    3,809  |       (632)
  Notes payable to WICOR, Inc.                                305,000  |          -
  Short-term borrowings                                       130,100  |     89,759
  Refundable gas costs                                         40,793  |     24,043
  Accrued taxes                                                19,208  |     (1,999)
  Accrued payroll and benefits                                 10,006  |      9,195
  Other                                                        12,579  |      4,696
                                                            ---------- |  ----------
                                                              620,323  |    165,270
                                                            ---------- |  ----------
Deferred Credits and Other Liabilities:                                |
  Postretirement benefit obligation                                 -  |     38,690
  Deferred income taxes                                        52,466  |     46,409
  Regulatory liabilities                                      196,678  |     27,742
  Environmental remediation costs                               4,163  |      2,110
  Unamortized investment tax credit                             5,467  |      5,909
  Other                                                        13,442  |     11,216
                                                            ---------- |  ----------
                                                              272,216  |    132,076
                                                            ---------- |  ----------
                                                           $1,397,049  |  $ 671,148
                                                           =========== |  ==========

The accompanying notes are an integral part of these statements.


                               WISCONSIN GAS COMPANY
                             Statements of Cash Flows


                                               |                Predecessor
                                               |   -----------------------------------
                                   Period From |   Period From
                                     April 27, |    January 1,
                                   2000 Through|   2000 Through
                                   December 31,|     April 26,  Year Ended December 31,
                                       2000    |       2000        1999        1998
                                   ------------|   ------------ ---------- -----------
                                               |(Thousands of Dollars)
                                               |
Operations:                                    |
  Net (loss) earnings               $  (6,374) |    $  21,532   $  26,434   $  22,668
  Adjustments to reconcile net (loss)          |
   earnings to net cash flows:                 |
    Depreciation & amortization        36,999  |       14,453      42,291      40,335
    Deferred income taxes                 432  |      (17,318)      3,507       7,775
    Net pension and other                      |
      post-retirement benefit income   (6,830) |       (4,710)    (11,768)     (8,001)
    Change in:                                 |
      Receivables                     (75,517) |      (14,482)     (3,231)     20,130
      Gas in storage                  (44,116) |       30,241      (3,664)      3,905
      Other current assets             (6,343) |         (123)       (442)       (743)
      Accounts payable                 58,525  |           95       3,364      (6,647)
      Accrued taxes                   (11,173) |       32,249      (4,160)     (1,180)
      Refundable gas costs             (9,966) |       26,716       5,473      (6,206)
      Other current liabilities        12,927  |          208       2,228        (632)
      Other non-current assets                 |
         and liabilities              (13,351) |          447      (8,512)     (9,240)
                                    ---------- |    ----------  ----------  ----------
                                      (64,787) |       89,308      51,520      62,164
                                    ---------- |    ----------  ----------  ----------
Investment Activities:                         |
  Capital expenditures                (37,669) |      (11,875)    (42,970)    (35,492)
  Acquisition of water utility              -  |            -      (1,187)       (509)
  Proceeds from sale of assets              -  |            -           -       1,762
  Other, net                              266  |           60         146         301
                                    ---------- |    ----------  ----------  ----------
                                      (37,403) |      (11,815)    (44,011)    (33,938)
                                    ---------- |    ----------  ----------  ----------
Financing Activities:                          |
  Change in short-term borrowings     121,200  |      (80,859)     24,759     (13,671)
  Issuance of long-term debt                -  |            -           -      50,000
  Reduction of long-term debt               -  |            -      (2,000)    (42,000)
  Cash dividends paid to WICOR, Inc.  (14,500) |       (6,500)    (26,000)    (24,000)
  Other                                     -  |            -         410         281
                                    ---------- |    ----------  ----------  ----------
                                      106,700  |      (87,359)     (2,831)    (29,390)
                                    ---------- |    ----------  ----------  ----------
Change in Cash and Cash Equivalents     4,510  |       (9,866)      4,678      (1,164)
Cash and Cash Equivalents,                     |
  Beginning of Period                   1,502  |       11,368       6,690       7,854
                                    ---------- |    ----------  ----------  ----------
Cash and Cash Equivalents,                     |
  End of Period                     $   6,012  |    $   1,502   $  11,368   $   6,690
                                    ========== |    ==========  ==========  ==========
                                               |
Supplemental Disclosure of                     |
  Cash Flow Information:                       |
Cash paid during the year for:                 |
  Income taxes, net of refunds      $   6,021  |    $   1,001   $  17,306   $   8,694
  Interest                          $  17,824  |    $   4,361   $  10,156   $  12,303

The accompanying notes are an integral part of these statements.


                                WISCONSIN GAS COMPANY
                             Statements of Common Equity

                                                                          Accumulated
                                                     Other     Retained     Other
                                           Common    Paid-In   Earnings  Comprehensive
                                   Total    Stock    Capital   (Deficit)     Income
                                ---------- ------- ---------- ---------- -------------
                                               (Thousands of Dollars)
PREDECESSOR
Balance at December 31, 1997    $ 215,249  $    9  $ 120,677  $  96,005  $    (1,442)
  Net earnings                     22,668       -          -     22,668            -
  Other comprehensive income:
    Minimum pension
      liability adjustment           (782)      -          -          -         (782)
                                ---------- ------- ---------- ---------- ------------
Comprehensive income               21,886       -          -     22,668         (782)
                                ---------- ------- ---------- ---------- ------------
Cash dividends paid
    to WICOR, Inc.                (24,000)      -          -    (24,000)           -
Other                                 211       -        211          -            -
                                ---------- ------- ---------- ---------- ------------
Balance at December 31, 1998      213,346       9    120,888     94,673       (2,224)
  Net earnings                     26,434       -          -     26,434            -
  Other comprehensive income:
    Minimum pension
      liability adjustment            688       -          -          -          688
                                ---------- ------- ---------- ---------- ------------
Comprehensive income               27,122       -          -     26,434          688
                                ---------- ------- ---------- ---------- ------------
Cash dividends paid
    to WICOR, Inc.                (26,000)      -          -    (26,000)           -
Other                               1,090       -      1,090          -            -
                                ---------- ------- ---------- ---------- ------------
Balance at December 31, 1999      215,558       9    121,978     95,107       (1,536)
                                ---------- ------- ---------- ---------- ------------
  Net earnings                     21,532       -          -     21,532            -
                                ---------- ------- ---------- ---------- ------------
Comprehensive income               21,532       -          -     21,532            -
                                ---------- ------- ---------- ---------- ------------
Cash dividends paid
    to WICOR, Inc.                 (6,500)      -          -     (6,500)           -
                                ---------- ------- ---------- ---------- ------------
Balance at April 26, 2000         230,590       9    121,978    110,139       (1,536)

--------------------------------------------------------------------------------------

Merger adjustments                453,449       -    562,052   (110,139)       1,536
                                ---------- ------- ---------- ---------- ------------
Balance at April 27, 2000         684,039       9    684,030          -            -
                                ---------- ------- ---------- ---------- ------------
  Net loss                         (6,374)      -          -     (6,374)           -
  Other comprehensive loss:
    Minimum pension
      liability adjustment           (369)      -          -          -         (369)
                                ---------- ------- ---------- ---------- ------------
Comprehensive loss                 (6,743)      -          -     (6,374)        (369)
                                ---------- ------- ---------- ---------- ------------
Cash dividends paid
    to WICOR, Inc.                (14,500)      -    (14,500)         -            -
Special dividends (Note 6)       (305,000)      -   (305,000)         -            -
Other                                (926)      -       (926)         -            -
                                ---------- ------- ---------- ---------- ------------
Balance at December 31, 2000    $ 356,870  $    9  $ 363,604  $  (6,374)  $     (369)
                                ========== ======= ========== ========== ============

The accompanying notes are an integral part of these statements.


                            WISCONSIN GAS COMPANY
                        Statements of Capitalization


                                                                   | Predecessor
                                                                   | -----------
                                                       December 31,| December 31,
                                                       ------------| ----------
                                                           2000    |    1999
                                                        ---------- | ----------
                                                         (Thousands|of Dollars)
                                                                   |
Long-Term Debt                                                     |
--------------                                                     |
6.375% Notes due 2005                                   $  65,000  | $  65,000
5.5% Notes due 2009                                        50,000  |    50,000
6.6% Debentures due 2013                                   45,000  |    45,000
Unamortized debt discount - Merger adjustment             (10,815) |         -
Unamortized debt discount and expense                      (1,545) |    (1,756)
                                                        ---------- | ----------
                                                          147,640  |   158,244
                                                        ---------- | ----------
                                                                   |
Preferred Stock                                                    |
---------------                                                    |
Without par value, cumulative; authorized 1,500,000                |
  shares, none outstanding                                      -  |         -
                                                        ---------- | ----------
                                                                   |
Common Equity                                                      |
-------------                                                      |
Common stock, $8 par value, authorized 5,000,000                   |
  shares, 1,125 shares outstanding                              9  |         9
Other paid-in capital                                     363,604  |   121,978
Retained earnings (deficit)                                (6,374) |    95,107
Accumulated other comprehensive loss                         (369) |    (1,536)
                                                        ---------- | ----------
                                                          356,870  |   215,558
                                                        ---------- | ----------
                                                        $ 504,510  | $ 373,802
                                                        ========== | ==========

The accompanying notes are an integral part of these statements.



                         Wisconsin Gas Company
                     Notes to Financial Statements

1.  ACCOUNTING POLICIES
    -------------------
a.  Business

  Wisconsin Gas Company (the "Company" or "Wisconsin Gas"), the oldest and largest natural gas distribution utility in Wisconsin, is a public utility engaged in the distribution of natural gas throughout Wisconsin. Wisconsin Gas is a wholly-owned subsidiary of WICOR, Inc. ("WICOR"). Effective April 26, 2000, WICOR became a wholly owned subsidiary of Wisconsin Energy Corporation ("Wisconsin Energy") and Wisconsin Gas became an indirect subsidiary of Wisconsin Energy. Most of Wisconsin Gas' revenues are derived from gas delivered in southeastern Wisconsin. Wisconsin Gas is subject to regulation by the Public Service Commission of Wisconsin (PSCW) and gives recognition to ratemaking policies substantially in accordance with the Federal Energy Regulatory Commission (FERC) Uniform System of Accounts. At December 31, 2000, Wisconsin Gas served approximately 544,400 customers.


b.  Gas Distribution Revenues and Purchased Gas Costs

  Utility billings are rendered on a cycle basis. Revenues include estimated amounts accrued for service provided but not yet billed.

  Wisconsin Gas' rate schedules contain provisions which permit, subject to the sharing mechanism discussed below, the recovery of actual purchased gas costs incurred. The difference between actual gas costs incurred (adjusted for the sharing mechanism) and costs recovered through rates is deferred as a current asset or liability. The deferred balance is returned to or recovered from customers at intervals throughout the year and any residual balance at the annual October 31 reconciliation date is subsequently refunded to or recovered from customers.

  The PSCW approved a performance-based gas cost recovery mechanism ("GCRM") which was in effect for three years beginning November 1, 1997 and expiring October 31, 2000. With the post-2000 replacement GCRM under review, the PSCW subsequently authorized an extension of the existing GCRM commencing November 1, 2000, through such time as a replacement GCRM (see discussion below) was ordered. Under the initial GCRM various portions (e.g. commodity costs) of the Company's total cost of gas were measured against pre-determined benchmarks. If at the end of each GCRM year the benchmark related cost savings/overruns exceeded 1.5% of the total cost of gas, the Company would share 50/50 in the savings/overruns. Sharing of savings/overruns was limited to up to 2.5% of the total cost of gas. As such, the GCRM provides an opportunity for Wisconsin Gas' earnings to increase or decrease on a limited basis as the result of gas supply activities.

  In February 2001, the PSCW issued an order authorizing a performance based recovery mechanism similar to the existing GCRM. Other than various cost benchmark modifications, the sharing mechanism was broadened such that sharing of savings/overruns would commence at 1.0% and conclude at 6.0% of the total cost of gas. This replacement GCRM is effective April 1, 2001.


c.  Plant and Depreciation

  Gas distribution property, plant and equipment is stated at original cost, including overhead allocations. Upon ordinary retirement of plant assets, original cost plus cost of removal, net of salvage, is charged to accumulated depreciation, and no gain or loss is recognized.

  The depreciation of Wisconsin Gas' assets is computed using straight-line rates over estimated useful lives and considers salvage value. These rates have been consistently used for ratemaking purposes. Depreciation as a percent of average depreciable utility property was 4.4% for 2000, 1999 and 1998.

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

  The amounts recorded as regulatory assets and regulatory liabilities in the balance sheet at December 31, 2000 and 1999 are as follows:

                                                         |  Predecessor
(Thousands of Dollars)                           2000    |      1999
                                              ---------- |   ----------
                                                         |
Regulatory assets:                                       |
  Postretirement benefit costs (Note 8)       $  31,163  |   $  33,941
  Deferred uncollectible expenses                 7,768  |      15,364
  Environmental clean-up costs                    3,000  |           -
  Income tax-related amounts                             |
    due from customers                            1,276  |       1,941
  Other                                             181  |         440
                                              ---------- |   ----------
                                              $  43,388  |   $  51,686
                                              ========== |   ==========
Regulatory liabilities:                                  |
  Income tax-related amounts                             |
    due to customers                          $  14,465  |   $  16,293
  Unrecognized pension income (Note 8)            5,227  |       8,078
  Unrecognized pension income-merger related    104,759  |           -
  Unrecognized post-retirement medical                   |
    income-merger related (Note 2)               57,457  |           -
  Long-term debt adjustment-merger related       10,815  |           -
  Other                                           3,955  |       3,371
                                              ---------- |   ----------
                                              $ 196,678  |   $  27,742
                                              ========== |   ==========

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


e.  Income Taxes

  Wisconsin Gas is a wholly-owned subsidiary of WICOR and elected to be included in WICOR's consolidated Federal income tax return through the Merger Date. After the Merger Date, the income and expense of the Company will be included in the consolidated Federal income tax return of Wisconsin Energy. Wisconsin Energy and WICOR allocate Federal current tax expense or credits to Wisconsin Gas based on its respective separate tax computation.

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

  Wisconsin Gas has a commodity risk management program that has been approved by the PSCW. This program allows Wisconsin Gas to utilize call and put option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under this program, Wisconsin Gas has the ability to hedge up to 50% of its planned gas deliveries for the heating season. The PSCW has also allowed Wisconsin Gas to hedge gas purchased for storage during non-heating months. The cost of the call and put option contracts, as well as gains or losses realized under the contracts do not affect net income as they are fully recovered under the purchased gas adjustment clause. In addition, under the GCRM, Wisconsin Gas uses derivative financial instruments to reduce the cost of gas. The cost of these financial instruments, as well as any gains or losses on the contracts are subject to the GCRM sharing mechanism. As of December 31, 2000, Wisconsin Gas had put options covering approximately 74% of the volumes of gas in storage.


h.  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


i.  Non-Regulated Activities

  Revenues and expenses associated with Wisconsin Gas' nonregulated equipment leasing and other activities are recorded in Other Expense (Income), net.


j.  Goodwill and Long-Lived Assets

  Goodwill represents the excess of acquisition costs over the fair value of the net assets and is amortized on a straight line basis over its estimated life, which is generally 40 years.

  The Company reviews the carrying value of goodwill and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be determined based upon a comparison of the undiscounted future operating cash flows anticipated to be generated during the remaining life of the goodwill or long-lived assets to the carrying value. Measurement of any impairment loss would be based upon discounted operating cash flows.


k.  New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which has been amended by FAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS 133, an amendment of FAS 133, and by FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FAS 133. FAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

  FAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 and must be applied to: (1) derivative instruments; and
(2) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. Wisconsin Gas has identified a limited number of financial and physical commodity contracts that meet the definition of a derivative under FAS 133. These contracts are used to manage the Company's exposure to natural gas commodity price volatility.

  The adoption of FAS 133, as amended, on January 1, 2001, was insignificant to the income statement and to other comprehensive income. Following initial adoption of FAS 133, changes in the net value of the effective portion of derivatives qualifying as cash flow hedges are recorded, net of tax, in other comprehensive income. The ineffective portion of the derivative's change in fair value is required to be recognized in earnings immediately. In the case of Wisconsin Gas, the ineffective portion is recorded as regulatory asset or liability as these transactions are part of the purchased gas adjustment clause or the gas cost recovery mechanism.

  The fair value of the derivative investments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties. In the absence thereof, the Company utilizes mathematical models based on current and historical data.


l.  Reclassifications

  Certain prior year financial statement amounts have been reclassified to conform to their current year presentation.


2.   MERGERS AND ACQUISITIONS
     ------------------------

a.   Merger with Wisconsin Energy Corporation

  On April 26, 2000, Wisconsin Energy acquired WICOR for $1.2 billion in cash, including related costs and expenses (the "Merger"). Wisconsin Energy accounted for its acquisition of WICOR as a purchase. The financial statements of Wisconsin Gas for the periods ended before April 27, 2000 were prepared using Wisconsin Gas' historical basis of accounting and are designated as "Predecessor". As result of the Merger, the financial statements of Wisconsin Gas were adjusted on April 26, 2000 (the "Merger Date") to reflect certain assets and liabilities at fair-market value. The following summarizes significant fair-market value adjustments recorded on Merger Date:

                                             Merger
  (in thousands)                           Adjustment
                                          ------------
  Prepaid pension                           $109,631
  Post-retirement medical                     60,129
  Long-term debt                              11,798

  Because Wisconsin Gas is a rate-regulated natural gas utility, expenses associated with the merger adjustments continue to be governed by the Company's historical basis of accounting. Therefore, the above adjustments were offset by regulatory liabilities for an identical amount (see Note 1d). The excess of the consideration paid by Wisconsin Energy over the estimated fair value of the assets and liabilities of Wisconsin Gas at the Merger Date was approximately $458.3 million and is reflected as goodwill in the Wisconsin Gas' balance sheet as of December 31, 2000.

  The comparability of the operating results for the Predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments, primarily the amortization of goodwill over a period of forty years.


b.   Other Acquisitions

  During both 1999 and 1998, Wisconsin Gas acquired small municipal water utilities, at book value, for $1.2 million and $0.5 million in cash, respectively. Each of the acquisitions was accounted for as a purchase and the results of operations were included in the Company's financial statements from the date of acquisition.


c. Proposed Transfer of Wisconsin Electric Gas Utility Assets to Wisconsin Gas.

  On November 1, 2000, Wisconsin Gas and Wisconsin Electric Power Company ("Wisconsin Electric"), another wholly owned subsidiary of Wisconsin Energy, filed a joint application with the PSCW to transfer the physical gas utility assets of Wisconsin Electric together with certain liabilities associated with such assets, with a net book value of $365.0 million at December 31, 2000, to Wisconsin Gas in return for stock in Wisconsin Gas in a tax free transaction. Wisconsin Energy expects that the combined gas operation will result in improved customer service and greater synergy savings as a result of the Merger. The combined gas operations would retain the name Wisconsin Gas Company and become the 9th largest gas distribution company in the United States as measured by delivery volumes.


3.  INCOME TAXES
    ------------
  The current and deferred components of income tax expense are as follows:

                                                   Predecessor
                                      | -----------------------------------
                          Period From | Period From
                           April 27,  |  January 1,
                          2000 Through| 2000 Through
                          December 31,|  April 26,  Year Ended December31,
(Thousands of Dollars)       2000     |    2000        1999        1998
------------------------  ----------- | ----------  ----------  ----------
                                      |
Current                               |
  Federal                  $ (1,535)  |  $ 25,518    $ 11,515    $  7,017
  State                      (1,365)  |     6,264       2,820       1,698
                           ---------- | ----------   ---------   ----------
Total Current                (2,900)  |    31,782      14,335       8,715
                           ---------- | ----------   ---------   ----------
Deferred                              |
  Federal                     1,910   |   (15,563)        592       3,193
  State                       1,513   |    (3,358)        682       1,305
                           ---------- | ----------   ---------   ----------
Total Deferred                3,423   |   (18,921)      1,274       4,498
                           ---------- | ----------   ---------   ----------
Total Provision            $    523   | $  12,861    $ 15,609    $ 13,213
                           ========== | ==========   =========   ==========

  The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

                                       |              Predecessor
                                       | ------------------------------------
                          Period From  | Period From
                           April 27,   |  January 1,
                          2000 Through | 2000 Through
                          December 31, |  April 26,     Year Ended December 31,
(Thousands of Dollars)        2000     |     2000          1999          1998
------------------------  -----------  | ------------- ------------  ------------
                                       |
Statutory U.S. tax rates  $(2,048)35.0%| $12,037 35.0% $14,715 35.0% $12,559 35.0%
State income taxes, net       127 (2.2)|   1,950  5.7    2,358  5.6    2,047  5.7
Amortization of goodwill    2,674(45.7)|       -    -        -    -         -    -
Investment credit restored    (71) 1.2 |    (365)(1.1)    (441)(1.0)    (445)(1.2)
Excess deferred                        |
   tax amortization          (122) 2.1 |    (623)(1.8)    (706)(1.7)    (645)(1.8)
Other, net                    (37) 0.6 |    (138)(0.4)    (317)(0.8)    (303)(0.9)
                          ------------ | ------------- ------------- ------------
Effective Tax Rates       $   523(9.0)%| $12,861 37.4% $15,609 37.1% $13,213 36.8%
                          ============ | ============= ============= ============

  The components of deferred income tax assets and liabilities at December 31, 2000 and 1999 are as follows:


                                                       |  Predecessor
(Thousands of Dollars)                          2000   |     1999
--------------------------                   ----------|  ----------
                                                       |
Current Deferred Income Tax Assets                     |
  Recoverable gas costs                      $  16,367 |  $   5,987
  Bad debt reserve                               9,673 |      2,077
  Inventory                                      6,559 |      3,353
  Deferred compensation                          3,917 |      2,062
  Other                                          1,533 |      1,627
                                             ----------|  ----------
                                             $  38,049 |  $  15,106
                                             ==========|  ==========
                                                       |
Long-term Deferred Income Tax Liabilities              |
  Property related                           $  37,500 |  $  37,775
  Pension benefits                              23,345 |     16,465
  Systems development costs                      1,726 |      3,452
  Investment tax credit                         (3,616)|     (3,909)
  Deferred compensation                         (4,346)|     (2,865)
  Environmental                                 (1,029)|     (1,313)
  Other                                         (1,114)|     (3,196)
                                             ----------|  ----------
                                             $  52,466 |  $  46,409
                                             ==========|  ==========


4.  SHORT-TERM BORROWINGS
    ---------------------
  As of December 31, 2000 and 1999, Wisconsin Gas had total unsecured lines of credit available from banks of $55.0 million and $100.0 million, respectively. The credit lines may be used for, among other purposes, the support of commercial paper issued by Wisconsin Gas. These borrowing arrangements may require the maintenance of average compensating balances, which are generally satisfied by balances maintained for normal business operations, and may be withdrawn at any time.

  At December 31, 2000, $130.1 million of commercial paper was outstanding at a weighted average interest rate of 6.6%. At December 31, 1999, $89.8 million of commercial paper was outstanding at a weighted average interest rate of 6.1%.

  Restrictive covenants under Wisconsin Gas' five-year $30 million revolving credit agreement, which expires in August, 2002, include leverage and interest coverage ratios.

  In order to fund special dividends paid to WICOR, Wisconsin Gas issued a subordinated demand note payable to WICOR for $255.0 million in July, 2000. A similar subordinated note payable was issued in December, 2000 to fund another special dividend payment of $50.0 million for an aggregate total of $305.0 million as of December 31, 2000. The demand notes payable to WICOR incorporate a subordination agreement which renders the demand notes subordinate to all indebtedness, liabilities and obligations of the Company and limits payments of principal and interest on the subordinated demand notes should there be a default on the liabilities or indebtedness of the Company. In addition, the Company is prohibited from repaying any principal of the demand notes prior to the termination of its $30 million revolving credit facility. Based on agreement between WICOR and the Company, the subordinated demand notes payable to WICOR bear an interest rate approximating the short-term rates the Company can borrow funds in the external commercial paper market. At December 31, 2000, the interest rate on the subordinated demand notes was 6.7%.


5.  LONG-TERM DEBT
    --------------
  In January 1999, Wisconsin Gas issued $50 million of 5.5% Unsecured Notes due 2009. The proceeds of the offering were used in part to reduce commercial paper issued in November 1998, in connection with the maturity of $40.0 million 7.5% Notes. The Company's 6.375% Notes in the amount of $65.0 million mature in November, 2005, representing the only long-term debt maturity in the next five years.


6.  COMMON EQUITY
    -------------
  Due to the Merger of Wisconsin Energy and WICOR, the parent of the Company, on April 26, 2000, the Company began a new basis of accounting which resulted in the elimination of retained earnings of the Predecessor. In addition, the push-down of Merger related adjustments (see Note 2) resulted in a corresponding increase in paid-in capital of the Company. Because the Company's earnings for the period after the Merger Date were not sufficient to cover dividends declared by WICOR, the reduction in common equity necessary to record these dividends after the Merger Date was recorded as a reduction to paid-in capital. The dividends declared by the Company in 2000 consisted of $21 million in cash dividends (of which $6.5 million were distributed by the Predecessor out of retained earnings), and $305.0 million of special dividends which were funded by the WICOR demand notes (see Note 4).

The Company intends to suspend dividend payments in 2001 in order to retain cash in the Company to fund interest payments required by the WICOR demand note and to fund future construction activities.


7.  COMMITMENTS AND CONTINGENCIES
    -----------------------------
a.  Gas Supply

  Wisconsin Gas has agreements for firm pipeline and storage capacity that expire at various dates through 2008. The aggregate amount of required payments under such agreements total approximately $297.8 million, with annual required payments of $92.3 million in 2001, $90.9 million in 2002, $73.8 million in 2003, $10.5 million in 2004 and $9.2 million. The purchased gas adjustment provisions of Wisconsin Gas' rate schedules permit the recovery of gas costs, including payments for firm pipeline and storage capacity, from its customers subject to the GCRM sharing mechanism.

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


b.  Capital Expenditures

  Certain commitments have been made in connection with 2001 capital expenditures. Wisconsin Gas capital expenditures for 2001 are estimated at $76.0 million.

  In March 1999, WICOR announced the formation of a joint venture, Guardian Pipeline, L.L.C., to construct the Guardian interstate natural gas pipeline from the Chicago market hub near Joliet, Illinois to southeastern Wisconsin ("Guardian Pipeline"). CMS Energy, a Dearborn, Michigan-based international energy company, and a subsidiary of Xcel Energy, a Minneapolis-based diversified energy company, are cosponsors of the project with WICOR. The three partners will have equal ownership interests in the project. On March 14, 2001, the Federal Energy Regulatory Commission ("FERC") issued a certificate of public convenience and necessity authorizing construction and operation of the Guardian Pipeline.

  The Guardian Pipeline will consist of 141 miles of 36-inch pipe and related compression equipment as well as an additional 8.5 mile, 16 inch lateral and will carry about 750,000 dekatherms per day of gas.

  Wisconsin Gas has committed to purchase 650,000 dekatherms per day of capacity on the pipeline and will construct a 35-mile lateral at a cost of approximately $62 million to connect its distribution system to the Guardian Pipeline. In November 1999, Wisconsin Gas filed an application with the PSCW to construct and operate the lateral. In October 2000, the PSCW affirmed the need for the Wisconsin Gas lateral in a preliminary determination. The preliminary determination covers all non-environmental aspects of Wisconsin Gas's application, including need and economic justification. Wisconsin Gas anticipates final approval by the PSCW in the summer of 2001. Pending receipt of all regulatory approvals, lateral construction is expected to begin in the spring of 2002 with commercial operation beginning in the fall of the same year. Wisconsin Gas expects to fund the lateral project using long-term debt financing.

  The Guardian Pipeline is expected to serve growing demand for natural gas in Wisconsin and Northern Illinois.


c.  Environmental Matters

  Wisconsin Gas has identified two previously owned sites on which it operated manufactured gas plants. Such plants ceased operations prior to the mid-1950's. Environmental remediation work for one of the sites was completed during the third quarter of 1999. Wisconsin Gas is evaluating potential remedial options at the second site. Wisconsin Gas established a reserve of approximately $2.1 million at December 31, 1999, to cover the remediation and maintenance costs of the remaining site. In 2000, the Company accrued an additional $3.0 million bringing the total reserve, net of expenditures made in 2000 to $4.2 million. The Company believes the cost of the remediation will be recovered either through insurance proceeds or through customer rates and has established a regulatory asset for the amount reserved in 2000.


d.  Other

  The Company is party to various legal proceedings arising in the ordinary course of business which are not expected to have a material effect on Wisconsin Gas' financial position or results of operations.


8.  BENEFIT PLANS
    -------------
a.  General

  The Company provides defined benefit pension and other postretirement benefit plans to certain employees. Under the Merger Agreement, the Company's existing pension and other postretirement benefit plans or plans substantially comparable in the aggregate will be maintained for the benefit of Company employees or former employees for at least one year following completion of the Merger.

  As part of the Merger, the Company recorded an adjustment to increase the net asset (excess of plan funded status over projected benefit obligations) of the Wisconsin Gas pension and postretirement benefit plans by $109.6 million and $60.1 million, respectively, to equal the fair value of these assets at the Merger Date as required by purchase accounting. Due to the regulatory treatment of Wisconsin Gas, an offsetting regulatory liability was also recorded representing the difference between the fair value of the plans and the amount reflected to date in the Company's rates. The regulatory liability is being amortized over the estimated average remaining service life of 15 years. (See Note 1.d.)


b.  Pension Plans

  The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company's pension plans.


Pension plans                                            |          Predecessor
-------------                                            |  --------------------------
                                            Period From  |  Period From
                                             April 27,   |   January 1,
                                            2000 Through |  2000 Through  Year Ended
                                            December 31, |   April 26,    December 31,
(Thousands of Dollars)                           2000    |       2000         1999
                                             ----------- |   -----------   ----------
                                                         |
Change in Benefit Obligation:                            |
Benefit obligation-beginning of period         $ 114,152 |   $ 117,929     $ 139,011
Service cost                                       1,600 |         911         2,995
Interest cost                                      6,929 |       3,011         8,746
Actuarial loss (gain)                             25,754 |      (1,409)      (19,527)
Special termination benefits                         551 |           -             -
Benefits paid                                    (11,849)|      (6,290)      (13,296)
                                               ----------|   ----------    ----------
Benefit obligation-end of period                 137,137 |     114,152       117,929
                                               ----------|   ----------    ----------
Change in Plan Assets:                                   |
Fair value of plan assets-                               |
   beginning of period                           268,093 |     235,601       210,456
Actual return on plan assets                      (9,305)|      38,423        38,009
Employer contributions                                 - |           -             -
Benefits paid from plan assets                   (11,576)|      (5,931)      (12,864)
                                               ----------|   ----------    ----------
Fair value of plan assets-end of period          247,212 |     268,093       235,601
                                               ----------|   ----------    ----------
                                                         |
Funded status of the plans                       110,075 |     153,941       117,672
Unrecognized net actuarial loss (gain)            49,425 |    (103,070)      (67,477)
Unrecognized prior service                               |
  cost (benefit)                                       - |       1,895         2,008
Unrecognized net transition                              |
  (asset) liability                                    - |      (5,789)       (6,725)
                                               ----------|   ----------    ----------
Net amount recognized                          $ 159,500 |   $  46,977     $  45,478
                                               ==========|   ==========    ==========

Assumptions as of December 31:
  Discount rate (weighted average)                  7.50%                     7.50%
  Expected return on plan assets                    9.00%                     9.00%
  Rate of compensation increase                     4.50%                     4.50%

  Net pension (income) costs for each of the periods presented below include the following components:


                                                  |             Predecessor
                                                  | ----------------------------------
                                     Period From  | Period From
                                      April 27,   |  January 1,
                                     2000 Through | 2000 Through      Year Ended
                                     December 31, |   April 26,      December 31,
(Thousands of Dollars)                   2000     |     2000        1999       1998
                                     -----------  | -----------  ---------- ----------
                                                  |
Service costs                          $  1,600   |    $   911    $  2,995   $ 3,008
Interest costs on projected                       |
  benefit obligations                     6,929   |      3,011       8,746     9,088
Expected (return) on assets             (13,814)  |     (6,229)    (17,264)  (16,342)
Amortization of:                                  |
  Transition obligation (asset)               -   |       (474)     (1,445)   (1,437)
  Prior service cost (benefit)                -   |         56         179       114
  Actuarial (gain)                            -   |       (429)        (31)      (78)
                                        --------  |    --------    --------  --------
                                         (5,285)  |     (3,154)     (6,820)   (5,647)
Amortization of regulatory                        |
 (liability) asset                       (1,901)  |       (950)     (2,851)   (2,851)
                                        --------  |    --------    --------  --------
Net benefit (income) expense           $ (7,186)  |    $(4,104)    $(9,671)  $(8,498)
                                        ========  |    ========    ========  ========

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


c.  Postretirement health care and life insurance

  In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees when they reach normal retirement age while working for the Company. Wisconsin Gas funds the accrual annually based on the maximum tax deductible amount. Commencing January 1, 1992, Wisconsin Gas' postretirement benefit costs have been calculated in accordance with SFAS 106 and are recoverable from customers. The cumulative difference between the amounts funded and the amounts based on SFAS 106 through January 1, 1992, is recorded as a regulatory asset and is being amortized over a twenty-year period beginning January 1, 1992.



Other Postretirement Benefits                            |         Predecessor
-----------------------------                            | --------------------------
                                            Period From  | Period From
                                             April 27,   |  January 1,
                                            2000 Through | 2000 Through  Year Ended
                                            December 31, |  April 26,    December 31,
(Thousands of Dollars)                           2000    |      2000         1999
                                             ----------- |  -----------   ----------
                                                         |
Change in Benefit Obligation:                            |
Benefit obligation-beginning of period         $  48,311 |   $  48,950     $  60,847
Service cost                                         214 |         114           398
Interest cost                                      2,508 |       1,223         3,390
Amendments and settlements                             - |           -        (5,491)
Actuarial loss (gain)                              1,787 |        (561)       (8,076)
Benefits paid                                     (1,687)|      (1,415)       (2,118)
                                               ----------|   ----------    ----------
Benefit obligation-end of period                  51,133 |      48,311        48,950
                                               ----------|   ----------    ----------
Change in Plan Assets:                                   |
Fair value of plan assets-                               |
   beginning of period                            71,926 |      67,246        58,451
Actual return on plan assets                      (2,575)|       6,095         8,994
Employer contributions                             1,336 |           -         1,919
Benefits paid from plan assets                    (1,687)|      (1,415)       (2,118)
                                               ----------|   ----------    ----------
Fair value of plan assets-end of period           69,000 |      71,926        67,246
                                               ----------|   ----------    ----------
                                                         |
Funded status of the plans                        17,867 |      23,615        18,296
Unrecognized net actuarial loss (gain)             7,244 |     (34,240)      (31,296)
Unrecognized prior service                               |
  cost (benefit)                                       - |     (26,207)      (26,866)
Unrecognized net transition                              |
  (asset) liability                                    - |           -         1,176
                                               ----------|   ----------    ----------
Net amount recognized                          $  25,111 |   $ (36,832)    $ (38,690)
                                               ==========|   ==========    ==========
                                                         |
Assumptions as of December 31:                           |
  Discount rate (weighted average)                  7.50%|                     7.50%
  Expected return on plan assets                    9.00%|                     9.00%
  Rate of compensation increase                     4.50%|                     4.50%


  Net postretirement benefits expense (income) for each of the periods presented below include the following components:


                                                  |             Predecessor
                                                  | ----------------------------------
                                     Period From  | Period From
                                      April 27,   |  January 1,
                                     2000 Through | 2000 Through      Year Ended
                                     December 31, |   April 26,      December 31,
(Thousands of Dollars)                   2000     |     2000        1999       1998
                                     -----------  | -----------  ---------- ----------
                                                  |
Service costs                           $   214   |    $   114     $   398    $   989
Interest costs on projected                       |
  benefit obligations                     2,508   |      1,223       3,390      4,505
Expected (return) on assets              (4,218)  |     (1,970)     (5,246)    (5,168)
Amortization of:                                  |
  Prior service cost (benefit)                -   |       (660)     (1,980)    (1,384)
  Actuarial (gain)                            -   |       (564)     (1,437)    (1,223)
                                        --------  |    --------    --------   --------
                                         (1,496)  |     (1,857)     (4,875)    (2,281)
Amortization of regulatory                        |
 (liability) asset                        1,852   |        926       2,778      2,778
                                        --------  |    --------    --------   --------
Net benefit (income) expense            $   356   |       (931)    $(2,097)   $   497
                                        ========  |    ========    ========   ========

  The postretirement benefit cost components for 2000 were calculated assuming health care cost trend rates ranging from up to 9% for 2001 and decreasing to 5% in 2005. The health care cost trend rate has a significant effect on the amounts reported. An increase of one percentage point in the assumed health care cost trend rate in each year would increase the accumulated postretirement benefit obligation as of December 31, 2000, by $1.7 million and the aggregate of the service and interest cost components of postretirement expense by $0.1 million. A corresponding decrease would decrease the accumulated postretirement benefit obligation by $0.5 million and the aggregate of the service and interest cost components of postretirement expense by $46,000.

  Plan assets are primarily invested in equities and fixed income securities.


  d.  Retirement Savings Plans

  Wisconsin Gas maintains various employee savings plans, which provide employees a mechanism to contribute amounts up to 16% of their compensation for the year. Wisconsin Gas matching contributions may be made for up to 4% of eligible compensation. Total contributions were valued at $0.8 million for the period from April 27, 2000 to December 31, 2000, $0.5 million for the period from January 1, 2000 to April 26, 2000, and $1.3 million in each of the years ended 1999 and 1998.


  e.  Employee Stock Ownership Plan

  In November 1991, WICOR established an ESOP covering non-union employees of Wisconsin Gas. The ESOP funds employee benefits of up to 1% of compensation with Company common stock distributed through the ESOP. The ESOP used the proceeds from a $10 million, adjustable rate loan, guaranteed by WICOR, to purchase 862,532 shares of WICOR common stock.

  As a condition to the Merger with Wisconsin Energy, the Company was required to terminate the ESOP. At the Merger Date, the shares of WICOR held by the ESOP were redeemed for $39.6 million in cash. The proceeds from the stock redemption were used to pay the $1.7 million outstanding loan balance under the plan in May, 2000. The remaining proceeds were distributed to plan participants in November, 2000, following receipt of a determination letter authorizing the method of distribution, and the ESOP plan was terminated.


9.  FAIR VALUE OF FINANCIAL INSTRUMENTS
    -----------------------------------
  The carrying value of cash and cash equivalents, net accounts receivable, accounts payable and short-term borrowings approximates fair value due to the short-term maturities of these instruments.

  The fair value of the Company's long-term debt is estimated based upon quoted market value for the same or similar issues or upon the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the Company's bond rating and the present value of future cash flows.

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

  The estimated fair value of the Company's financial instruments at December 31 is as follows:


                                       2000                 1999
                                ------------------   ------------------
                                Carrying   Fair      Carrying   Fair
                                 Amount    Value      Amount    Value
                                --------  --------   --------  --------
Long-term debt                  $147,640  $152,200   $158,244  $148,898


10.  QUARTERLY FINANCIAL DATA (Unaudited)
     ------------------------------------
  Because seasonal factors significantly affect the Company's operations, the following data is not comparable between quarters:


(Thousands of dollars)        First      Second       Third      Fourth
-----------------------     ---------  ----------  ---------  ----------
2000
----
  Operating Revenues        $176,049   $  87,758 *  $ 66,160   $ 223,586
  Operating Income (Loss)   $ 35,712   $    (487)*  $(10,980)  $  34,297
  Net Income (Loss)         $ 19,913   $  (4,841)*  $(12,585)  $  12,671

1999
----
  Operating Revenues        $170,397   $  75,322    $ 56,827   $ 136,931
  Operating Income (Loss)   $ 39,926   $  (1,560)   $ (7,047)  $  22,247
  Net Income (Loss)         $ 22,970   $  (2,440)   $ (6,018)  $  11,922

 *Split between current and Predecessor performance is as follows:

                         Period From |     Period From
                           April 27  |    April 1, 2000
                            2000 to  |      to April 26
                        June 30, 2000|        2000
                        -------------|   --------------
                                     |
Operating Revenue          $ 47,587  |      $ 40,171
Operating Income (Loss)      (4,518) |         4,031
Net Income (Loss)            (6,460) |         1,619



Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Information about a change in accountants was previously reported in a Current Report on Form 8-K dated as of March 8, 2001.



PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Omitted pursuant to General Instruction I(2)(c).



Item 11.  EXECUTIVE COMPENSATION


  Omitted pursuant to General Instruction I(2)(c).



Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Omitted pursuant to General Instruction I(2)(c).



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Omitted pursuant to General Instruction I(2)(c).



PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

  1.  All Financial Statements and Reports of Independent Public
Accountants.

  Statements of Income.

  Balance Sheets.

  Statements of Cash Flows.

  Statements of Common Equity.

  Statements of Capitalization.

  Notes to Financial Statements.


  2.  Financial Statement Schedules.

  Not required.


  3.  Exhibits

  See Exhibit Index included as the last part of this report, which is incorporated by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit index by a pound symbol (#) following the description of the exhibit.


(b)  Reports on Form 8-K.

  No Current Reports on Form 8-K were filed by Wisconsin Gas during the quarter ended December 31, 2000.

  A Current Report on Form 8-K dated as of March 8, 2001 was filed by Wisconsin Gas Company on March 15, 2001 to report a change in accountant.




                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    WISCONSIN GAS COMPANY

Date:  March 29, 2001          By:  /s/RICHARD A. ABDOO
                                    ---------------------------------------
                                    Richard A. Abdoo, Chairman of the Board
                                    and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and in the dates indicated.

/s/RICHARD A. ABDOO                                            March 29, 2001
---------------------------------------------------------------
Richard A. Abdoo, Chairman of the Board and Director
- Principal Executive Officer

/s/PAUL DONOVAN                                                March 29, 2001
---------------------------------------------------------------
Paul Donovan, Senior Vice President and Chief Financial Officer
- Principal Financial Officer

/s/STEPHEN P. DICKSON                                           March 29, 2001
----------------------------------------------------------------
Stephen P. Dickson, Controller - Principal Accounting Officer

/s/JOHN F. AHEARNE                                              March 29, 2001
----------------------------------------------------------------
John F. Ahearne, Director

/s/JOHN. F. BERGSTROM                                           March 29, 2001
----------------------------------------------------------------
John F. Bergstrom, Director

/s/BARBARA L. BOWLES                                            March 29, 2001
----------------------------------------------------------------
Barbara L. Bowles, Director

/s/ROBERT A. CORNOG                                             March 29, 2001
----------------------------------------------------------------
Robert A. Cornog, Director

/s/WILLIE D. DAVIS                                              March 29, 2001
----------------------------------------------------------------
Willie D. Davis, Director

/s/RICHARD R. GRIGG                                             March 29, 2001
-----------------------------------------------------------------
Richard R. Grigg, Director

/s/FREDERICK P. STRATTON                                        March 29, 2001
-----------------------------------------------------------------
Frederick P. Stratton, Director

/s/GEORGE E. WARDEBERG                                          March 29, 2001
-----------------------------------------------------------------
George E. Wardeberg, Director



                        TABLE OF CONTENTS
                           TO EXHIBITS


    2.1 Agreement and Plan of Merger, dated as of June 27, 1999, as amended as of September 9, 1999, by and among Wisconsin Energy Corporation, WICOR, Inc. and CEW Acquisition, Inc. (Incorporated by reference to Appendix A to the joint proxy statement/prospectus dated September 10, 1999, included in Wisconsin Energy Corporation's Registration on Form S-4 filed on September 9, 1999 File No. 333-86827)

    2.2 Amendment to Agreement and Plan of Merger dated as of September 9, 1999. (Incorporated by reference to Exhibit 2.2 to
Wisconsin Energy Corporation's Registration Statement on Form S-4
filed on September 9, 1999 File No. 333-86827)

    2.3 Second Amendment to Agreement and Plan of Merger dated as of April 26, 2000 (incorporated by reference to Exhibit 2.3 to Wisconsin Energy Corporation's Current Report of Form 8-K dated April 26, 2000).

    3.1 Wisconsin Gas Company Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for 1988).

    3.2* Wisconsin Gas Company By-laws, as amended April 27, 2000.

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

    4.4 Officers' Certificate, dated as of January 21, 1999, setting forth the terms of Wisconsin Gas Company's 5.5% notes due 2009
(incorporated by reference to Exhibit 4 to Wisconsin Gas Company's Form 8-K Current Report dated January 15, 1999).

    10.1 Service Agreement, dated as of April 25, 2000 between Wisconsin Electric Power Company and Wisconsin Gas Company. (incorporated by reference to Exhibit 10.32 to Wisconsin Energy's Annual Report on Form 10-K for the year ended December 31, 2000.)

    10.2 Service Agreement, dated as of June 1, 1994, among WICOR, Inc., Wisconsin Gas Company, Sta-Rite Industries, Inc., WEXCO of Delaware, Inc. and SHURflo Pump Manufacturing Co. (incorporated by reference to
Exhibit 10.1 to the Company's Annual Report on Form 10-K for 1995).

    10.3# Non-Qualified Trust Agreement by and between Wisconsin Energy Corporation and The Northern Trust Company dated December 1, 2000, regarding trust established to provide a source of funds to assist in meeting of the liabilities under various nonqualified deferred compensation plans made between Wisconsin Energy Corporation or its subsidiaries and various plan participants. (incorporated by reference to Exhibit 10.2 to Wisconsin Energy's Annual Report on Form 10-K for the year ended December 31, 2000.)

   10.4# Supplemental Benefits Agreement between Wisconsin Energy Corporation and Richard A. Abdoo dated November 21, 1994, as amended by an April 26, 1995 letter agreement. (incorporated by reference to Exhibit 10-1 to Wisconsin Energy's Quarterly Report on Form 10-Q dated as of June 30, 1995.)

   10.5# Amended and Restated Wisconsin Energy Corporation Special Executive Severance Policy, effective April 26, 2000. (incorporated by reference to Exhibit 10.3 to Wisconsin Energy's Quarterly Report on Form 10-Q dated as of March 31, 2000.)

   10.6# Employment arrangement with Larry Salustro, effective December 12, 1997. (incorporated by reference to Exhibit 10.7 to Wisconsin Energy's Annual Report on Form 10-K for the year ended December 31, 2000.)

   10.7# Form of Deferred Compensation Agreements between Wisconsin Gas Company and certain of its executive officers. (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

   10.8# Senior Officer Change in Control, Severance, Special Pension, and Non-Compete Agreement between Wisconsin Energy Corporation and Paul Donovan effective November 8, 2000. (incorporated by reference to Exhibit 10.1 to Wisconsin Energy's Quarterly Report on Form 10-Q dated as of September 30, 2000.)

   10.9# Employment agreement with George E. Wardeberg as Vice Chairman of the Board of Directors of Wisconsin Energy Corporation, effective April 26, 2000. (incorporated by reference to Exhibit 10.2(a) to Wisconsin Energy's Quarterly Report on Form 10-Q dated as of March 31, 2000.)

   10.10# Non-Qualified Stock Option Agreement with George E. Wardeberg, dated April 26, 2000, granted pursuant to the Employment Agreement. (incorporated by reference to Exhibit 10.2(b) to Wisconsin Energy's Quarterly Report on Form 10-Q dated as of March 31, 2000.)

   10.11# Senior Officer Change in Control, Severance, and Non-Compete Agreement Wisconsin Energy Corporation and Richard R. Grigg effective January 29, 2001. (incorporated by reference to Exhibit 10.20 to Wisconsin Energy's Annual Report on Form 10-K for the year ended December 31, 2000.)

   10.12# Form of amendment to the Deferred Compensation Agreement between Wisconsin Gas Company and Thomas F. Schrader. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated as of September 30, 1999.)


# Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company. Certain compensatory plans in which directors or executive officers of Wisconsin Gas are eligible to participate are not filed as Wisconsin Gas exhibits in reliance on the exclusion in Item 601(b)(10)(iii)(B)(6) of Regulation S-K.

*  Indicates a document filed herewith.