Form 10-Q
period 2001-03-31
WISCONSIN GAS CO
filed 2001-05-15
CIK 107819

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10 - Q

        /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 2001
                                       or
        / /   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________  to  __________

                         Commission file number 1-7530

                             Wisconsin Gas Company
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Wisconsin                              39-0476515
    ---------------------------------             -------------------
      (State or other jurisdiction                  (I.R.S Employer
    of incorporation or organization)             Identification No.)

231 W. Michigan St, Milwaukee, Wisconsin                 53201
----------------------------------------               ----------
 (Address of principal executive office)               (Zip Code)

                                (414) 221-2345
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at April 30, 2001
       --------------------------            -----------------------------
       Common Stock, $8 Par Value                        1,125

All Wisconsin Gas Company Common Stock is indirectly owned by Wisconsin Energy Corporation.

                                   CONTENTS
                                   --------

                                                                          PAGE
                                                                         ------
PART I - Financial Information                                              4
------

Item 1.  Financial Statements of Wisconsin Gas Company (Unaudited):
-------

  Statements of Operations for the Three Months Ended March 31, 2001
   and 2000                                                                 5

  Balance Sheets as of March 31, 2001 and December 31, 2000                6-7

  Statements of Cash Flows for the Three Months Ended March 31, 2001
   and 2000                                                                 8

  Notes to Financial Statements                                            9-11

Item 2
------
  Management's Discussion and Analysis of Interim Financial Statements    12-14

Item 3
------
Quantitative and Qualitative Disclosures About Market Risk                 15


PART II.  Other Information

Item 6
------
  Exhibits and Reports on Form 8-K                                         15

  Signatures                                                               16


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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Report and other documents or oral presentations to which the Company refers or incorporates by reference contain or may contain forward-looking statements made by or on behalf of Wisconsin Gas Company. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause Wisconsin Gas' actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause Wisconsin Gas' actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following.


Operating, Financial and Industry Factors

 .  Factors affecting utility operations such as unusual weather conditions;
   catastrophic weather-related damage; unplanned maintenance or repairs; unanticipated changes in gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by natural gas suppliers under existing gas supply contracts; environmental incidents; gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.

 . Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; distribution system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required approvals for new construction.

 . The rapidly changing and increasingly competitive gas utility environment as market-based forces replace strict industry regulation and other competitors enter the gas markets resulting in increased wholesale and retail competition.

 . Consolidation of the industry as a result of the combination and acquisition of utilities in the Midwest, nationally and globally.

 . Restrictions imposed by various financing arrangements and regulatory requirements on the ability of Wisconsin Gas to transfer funds to WICOR or Wisconsin Energy in the form of cash dividends, loans or advances.

 .  Changes in social attitudes regarding the utility industry.

 . Customer business conditions including demand for their products or services and supply of labor and material used in creating their products and services.

 . The cost and other effects of legal and administrative proceedings, settlements, investigations and claims, and changes in those matters.

 . Factors affecting the availability or cost of capital such as changes in interest rates; the Company's capitalization structure; market perceptions of the utility industry, the Company or any of its subsidiaries; or security ratings.

 . Federal, state or local legislative factors such as changes in tax laws or rates; changes in trade, monetary and fiscal policies, laws and regulations; gas industry restructuring initiatives; or changes in environmental laws and regulations.

 . Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission.

 . Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

 . Other business or investment considerations that may be disclosed from time to time in Wisconsin Gas' or Wisconsin Energy's Securities and Exchange Commission filings or in other publicly disseminated written documents.

Business Combination Factors

 . Unanticipated costs or difficulties related to the integration of the businesses of Wisconsin Energy and Wisconsin Gas.

 . Unexpected difficulties or delays in realizing anticipated net cost savings or unanticipated effects of the qualified five-year gas rate freeze ordered by the Public Service Commission of Wisconsin (the "PSCW") as a condition of approval of the merger.


The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.  Financial Statements
-----------------------------

The financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended
December 31, 2000.

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

                             WISCONSIN GAS COMPANY

                     Statements of Operations (Unaudited)

                                                    |     Predecessor
                                                    |   ---------------
                                   Three Months     |    Three Months
                                  Ended March 31,   |   Ended March 31,
                                       2001         |        2000
                                  ---------------   |   ---------------
                                        (Thousands  | of dollars)
                                                    |
Operating Revenues                   $ 332,603      |      $ 176,049
                                  ---------------   |   ---------------
                                                    |
Operating Expenses:                                 |
  Cost of gas sold                     252,829      |        102,792
  Operations and maintenance            22,440      |         26,120
  Depreciation                          10,542      |         10,216
  Goodwill amortization                  2,912      |              -
  Taxes, other than income taxes         1,407      |          1,209
                                  ---------------   |   ---------------
                                                    |
                                       290,130      |        140,337
                                  ---------------   |   ---------------
                                                    |
Operating Income                        42,473      |         35,712
                                                    |
Interest Expense                         9,278      |          3,523
Other (Expense) Income, net                 81      |           (481)
                                  ---------------   |   ---------------
                                                    |
Income Before Income Taxes              33,276      |         31,708
                                                    |
Income Taxes                            14,188      |         11,795
                                  ---------------   |   ---------------
                                                    |
Net Earnings                         $  19,088      |      $  19,913
                                  ===============   |   ===============

  The accompanying notes are an integral part of these financial statements.

                             WISCONSIN GAS COMPANY

                                Balance Sheets

                                                       March 31,
                                                         2001       December 31,
                                                      (Unaudited)       2000
                                                      -----------   ------------
                                                        (Thousands of Dollars)
Assets
------
Property, Plant and Equipment, at cost                  $910,835      $905,842
  Less - Accumulated depreciation                        512,295       503,726
                                                      ----------    ----------

                                                         398,540       402,116
                                                      ----------    ----------
Current Assets:
  Cash and cash equivalents                                2,805         6,012
  Accounts receivable, less allowance
    for doubtful accounts of $18,162
    and $12,416, respectively                            156,588        95,797
  Accrued revenues                                        42,608        79,537
  Gas in storage, at weighted average cost                 5,510        54,290
  Materials and supplies, at weighted average cost         6,041         5,671
  Deferred income taxes                                   38,049        38,049
  Prepaid taxes                                            2,692         4,097
  Other                                                    1,831         8,832
                                                      ----------    ----------
                                                         256,124       292,285
                                                      ----------    ----------
Deferred Charges and Other:
  Goodwill, net                                          449,804       450,698
  Prepaid pension costs                                  169,593       167,483
  Prepaid postretirement benefits                         27,452        26,128
  Regulatory assets                                       47,071        43,388
  Other                                                   15,076        14,951
                                                      ----------    ----------
                                                         708,996       702,648
                                                      ----------    ----------
                                                      $1,363,660    $1,397,049
                                                      ==========    ==========



  The accompanying notes are an integral part of these financial statements.

                             Wisconsin Gas Company

                                Balance Sheets
                                  (continued)

                                             March 31,
                                               2001        December 31,
                                            (Unaudited)       2000
                                            -----------    ------------
                                              (Thousands of Dollars)
Capitalization and Liabilities
------------------------------
Capitalization:
  Common stock                              $         9    $         9
  Other paid-in capital                         363,523        363,604
  Retained earnings                              12,714         (6,374)
  Accumulated other comprehensive income            300           (369)
  Long-term debt                                148,062        147,640
                                            -----------    ------------
                                                524,608        504,510
                                            -----------    ------------

Current Liabilities:
  Accounts payable                               65,309         98,828
  Accounts payable-affiliated company, net        3,481          3,809
  Notes payable to WICOR, Inc.                  305,000        305,000
  Short-term borrowings                         136,989        130,100
  Refundable gas costs                           37,132         40,793
  Accrued taxes                                   7,942         19,208
  Accrued payroll and benefits                    7,826         10,006
  Other                                           7,154         12,579
                                            -----------    ------------
                                                570,833        620,323
                                            -----------    ------------

Deferred Credits and Other:
  Deferred income taxes                          53,106         52,466
  Regulatory liabilities                        192,536        196,678
  Environmental remediation costs                 4,161          4,163
  Unamortized investment tax credit               5,358          5,467
  Other                                          13,058         13,442
                                            -----------    ------------

                                                268,219        272,216
                                            -----------    ------------

                                            $ 1,363,660    $ 1,397,049
                                            ===========    ============

  The accompanying notes are an integral part of these financial statements.

                             WISCONSIN GAS COMPANY
                     Statements of Cash Flows (Unaudited)

                                                             |     Predecessor
                                                             |  ----------------
                                             Three Months    |    Three Months
                                            Ended March 31,  |   Ended March 31,
                                                 2001        |        2000
                                            ---------------  |   ---------------
                                                  (Thousands | of dollars)

Operations:                                                  |
  Net earnings                                 $ 19,088      |      $ 19,913
  Adjustments to reconcile net earnings to                   |
   net cash flows:                                           |
    Depreciation and amortization                14,268      |        10,846
    Deferred income taxes                           506      |             -
    Net pension and other postretirement                     |
     benefit (income)                            (3,434)     |        (3,568)
    Change in:                                               |
      Receivables                               (23,862)     |       (21,685)
      Gas in storage                             48,410      |        30,449
      Accounts payable                          (33,519)     |         3,240
      Accrued taxes                             (11,257)     |        13,772
      Refundable gas costs                       (3,661)     |        22,404
      Other current and non-current assets                   |
       and liabilities                          (10,371)     |        (3,908)
                                             --------------  |   ---------------
                                                 (3,832)     |        71,463
                                            ---------------  |   ---------------
                                                             |
Investment Activities:                                       |
  Capital expenditures                           (6,132)     |        (6,748)
  Other, net                                        (51)     |            16
                                            ---------------  |   ---------------
                                                 (6,183)     |        (6,732)
                                            ---------------  |   ---------------
                                                             |
Financing Activities:                                        |
  Change in short-term borrowings                 6,889      |       (66,959)
  Cash dividends paid to WICOR, Inc.                  -      |        (6,500)
  Other, net                                        (81)     |             -
                                            ---------------  |   ---------------
                                                  6,808      |       (73,459)
                                            ---------------  |   ---------------
                                                             |
Change in Cash and Cash Equivalents              (3,207)     |        (8,728)
Cash and Cash Equivalents at Beginning of                    |
 Period                                           6,012      |        11,368
                                            ---------------  |   ---------------
                                                             |
Cash and Cash Equivalents at End of Period     $  2,805      |      $  2,640
                                            ===============  |   ===============
                                                             |
Supplemental Disclosure of Cash Flow                         |
 information                                                 |
Cash paid during the quarter for:                            |
Income taxes, net of refunds                   $ 25,732      |      $  1,002
Interest                                       $  9,277      |      $  4,189

  The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements (Unaudited):
------------------------------------------

1) General Information

The accompanying unaudited condensed financial statements for Wisconsin Gas Corporation should be read in conjunction with Item 8. Financial Statements and Supplementary Data in Wisconsin Gas' 2000 Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Gas, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2001 are not necessarily indicative, however, of the results which may be expected for the entire year 2001 because of seasonal and other factors.

2) Merger with Wisconsin Energy Corporation

On April 26, 2000, Wisconsin Energy acquired WICOR for $1.2 billion in cash, including related costs and expenses (the "Merger"). Wisconsin Energy accounted for its acquisition of WICOR as a purchase. The financial statements of Wisconsin Gas for the periods ended before April 27, 2000 were prepared using Wisconsin Gas' historical basis of accounting and are designated as "Predecessor". The excess of the consideration paid by Wisconsin Energy over the estimated fair value of the assets and liabilities of Wisconsin Gas at the Merger Date was approximately $460.4 million and is reflected as goodwill, net of amortization, in the Wisconsin Gas balance sheet as of March 31, 2001 and December 31, 2000.

Wisconsin Energy has integrated the gas operations of Wisconsin Gas and the gas operations of Wisconsin Energy's wholly owned subsidiary Wisconsin Electric Power Company ("Wisconsin Electric") as well as many corporate support areas, and expects to integrate customer billing systems in the third quarter of 2001. On November 2000, Wisconsin Gas and Wisconsin Electric filed an application with the PSCW requesting authority to transfer Wisconsin Electric's gas utility assets, together with certain identified liabilities associated with such assets,(with a net book value of approximately $365 million as of December 31, 2000) to Wisconsin Gas in a tax free exchange for shares of Wisconsin Gas. The shares of Wisconsin Gas would have a fair value equal to the fair value of the net assets transferred and represent at least 80% of the total combined voting power of all classes of stock that are entitled to vote. The application is pending with the PSCW.

The comparability of the operating results for the Predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments, primarily the amortization of goodwill over a period of forty years.

3) Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. As a result of the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") in January 2001 (see
Note 4), Wisconsin Gas had the following total comprehensive income for the three months ended March 31, 2001 and 2000:


                                                                                          Predecessor
                                                                                         --------------
                                                                       Three Months       Three Months
     Wisconsin Gas Company                                            Ended March 31  |   Ended March 31
     Comprehensive Income                                                  2001       |        2000
     ---------------------                                            --------------  |   --------------
                                                                           (Thousands of Dollars)
                                                                                      |
Net Earnings                                                              $19,088     |      $19,913
  Other Comprehensive Income (Loss)                                                   |
    Unrealized gains (losses) during the period                                       |
      on derivatives qualified as hedges:                                             |
        Unrealized gains due to cumulative                                            |
          effect of a change in accounting                                            |
          principle                                                         3,030     |            -
        Less: Reclassification for gains                                              |
              included in net income                                        2,124     |            -
        Other unrealized losses                                              (237)    |            -
                                                                          -------     |      -------
  Other Comprehensive Income                                                  669     |            -
                                                                          -------     |      -------
Total Comprehensive Income                                                $19,757     |      $19,913
                                                                          =======     |      =======

4) Derivative Instruments

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

FAS 133 requires that as of the date of initial adoption, the difference between the fair value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or accumulated other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle.

Wisconsin Gas has a limited number of financial commodity contracts that are defined as derivatives under FAS 133 and qualify for cash flow hedge accounting. These cash flow hedging instruments are comprised of gas futures and basis swap contracts utilized by Wisconsin Gas to reduce the cost of gas. With the adoption of FAS 133 as of January 1, 2001 the fair market values of these derivative instruments have been recorded as assets and liabilities on the balance sheet and as a cumulative effect of a change in accounting principle in accumulated other comprehensive income in accordance with the transition provisions of FAS
133. The impact of this transition as January 1, 2001 was a $3.0 million increase in accumulated other comprehensive income.

During the first quarter of 2001, $2.1 million of net gains included in the cumulative effect of a change in accounting principle component of accumulated other comprehensive income were reclassified into earnings resulting in a remaining balance of $0.9 million as of March 31, 2001. Wisconsin Gas estimates that the remaining balance will be reclassified into earnings within the 12 months between January 1, 2001 and December 31, 2001.

Future changes in the fair market values of these cash flow hedging instruments, to the extent that the hedges are effective at mitigating the underlying commodity risk, will be recorded in accumulated other comprehensive income. At the date the underlying transaction occurs, the amounts in accumulated other comprehensive income will be reported in earnings. The ineffective portion of the derivative's change in fair value will be recognized in earnings immediately. In the case of Wisconsin Gas, the ineffective portion is recorded as a regulatory asset or liability as these transactions are part of the purchased gas adjustment clause.

For the period ended March 31, 2001, the amount of hedge ineffectiveness was immaterial. Wisconsin Gas did not exclude any components of derivative gains or losses from the assessment of hedge effectiveness and there were no reclassifications into earnings as a result of the discontinuance of hedges. As of March 31, the maximum length of time over which Wisconsin Gas is hedging its exposure to the variability in future cash flows forecasted transactions is nine months and Wisconsin Gas estimates that losses of $237,000 will be reclassified from accumulated other comprehensive income into earnings within the 12 months between April 1, 2001 and March 31, 2002 as the hedged transactions affect earnings.


5) Reclassifications

Certain prior year financial statement amounts have been reclassified to conform to their current year presentation.

                     Management's Discussion and Analysis
                      of Interim Financial Statements of
                             Wisconsin Gas Company



Merger with Wisconsin Energy Corporation
----------------------------------------
On April 26, 2000, WICOR and Wisconsin Energy completed an agreement and plan of merger ("the Merger"), providing for a strategic business combination of WICOR and Wisconsin Energy. In the agreement, Wisconsin Energy acquired all of the outstanding common stock of WICOR for $1.2 billion of cash and assumed outstanding WICOR debt of $267.0 million. The Merger was accounted for as a purchase and resulted in total goodwill recorded of $820.0 million. Of this total goodwill, $460.4 million has been recorded on the financial statements of Wisconsin Gas, representing its allocated share of the goodwill within the operations of WICOR.

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


Results of Operations
---------------------

Net income for the first quarter of 2001 was $19.1 million compared to net income of $19.9 million for the first quarter of 2000. The decreased earnings for the three month period resulted primarily from increased interest expense relating to short-term commercial paper borrowings used to fund working capital and interest on the subordinated notes payable to WICOR. Net income was also impacted by the amortization of Merger related goodwill in the first quarter of 2001. These additional expenses were partially offset by improved gas margins resulting from colder weather in 2001 as compared to 2000 and reduced operating expenses as a result of synergies realized due to the Merger, which primarily consisted of consolidation of common support processes between Wisconsin Gas and Wisconsin Electric.

Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better comparative performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause that does not impact margin. As noted in the table below, gas sales revenue grew by $156.8 million in the three months ended
March 31, 2001 as compared to March 31, 2000, however $150.0 million of that increase was offset by the higher cost of purchased gas over that same period.

                                       Three
                                    Months Ended
                                      March 31,
                                   ---------------     %
(Millions of Dollars)               2001     2000    Change
---------------------              ------   ------   ------
Gas Sales Revenues:                $324.7   $167.9      93
Cost of Gas Sold                    252.8    102.8     146
                                   ------   ------
Gas Sales Margin                     71.9     65.1      10
Gas Transport Margin                  7.9      8.2      (4)
                                   ------   ------
Total Margin                       $ 79.8   $ 73.3       9
                                   ======   ======


(Millions of Therms)
--------------------
Utility Sales Volumes
   Firm                             331.5    302.1       9
   Interruptible                      6.2      8.4     (26)
Transportation Volume               154.2    163.9      (6)
                                   ------   ------
Total Throughput                    491.9    474.4       4
                                   ======   ======

Heating Degree Days:
Actual                              3,395    2,931      16
                                   ======   ======
Twenty year average                 3,306
                                   ======

The increase in firm sales volumes for the three months ended March 31, 2001 was caused principally by colder weather during the first three months of 2001 compared to unusually warm weather in the comparable 2000 period. The weather was 16% colder during the first three months of 2001 than during the same period in 2000 but only 3% colder than the 20-year average. Despite colder weather, therm deliveries were lower than anticipated reflecting the adverse effects of significantly higher gas prices. Deliveries to interruptible and transportation customer classes decreased during the first quarter of 2001 due in large part to fuel switching and to a weakening economy during the first quarter of 2001.

Significantly higher prices for natural gas since the first quarter of 2000 primarily drove a 146% increase in the cost of gas sold during the first quarter of 2001 as compared to the first quarter of 2000. The cost of natural gas rose approximately 86% between the first quarter of 2000 and the first quarter of 2001. Based upon the March closing prices for natural gas futures on the New York Mercantile Exchange, the cost of gas increased from $2.900 per decatherm in April 2000 to $5.384 per decatherm in April 2001. As noted above, such gas cost increases do not affect the margin earned on each therm of gas delivered as a result of the Company's gas cost recovery mechanism. However, higher gas prices can adversely affect the Company's therm deliveries to the extent that customers reduce consumption through lower thermostat setting or through fuel switching.

Operating and maintenance expenses decreased by $3.7 million, or 14%, during the three months ended March 31, 2001 compared with the same period in 2000. This decrease was due to expense reductions, primarily labor related, resulting from the consolidation of common support processes of Wisconsin Gas and Wisconsin Electric.

Depreciation expense for the three month period ended March 31, 2001, increased by $0.3 million, or 3%, as compared to the same period in the prior year. The increase was due to additions to depreciable plant balances.

The amortization of goodwill arising from the Merger was $2.9 million for the three months ended March 31, 2001. Goodwill is being amortized over a 40 year life.

Taxes other than income taxes increased $0.2 million for the three months ended March 31, 2001 over the comparable period in 2000. The increase relates to higher gross receipts taxes in 2001.

Interest expense for the three months ended March 31, 2001, increased by $5.8 million compared with the same period of last year. The increase was comprised of interest on the notes payable to WICOR totaling $5.0 million in the three months ended March 31, 2001 and a $0.8 million increase in short-term commercial paper borrowings in the first quarter of 2001 versus the comparable period in 2000. The increase in commercial paper borrowings was necessary to fund the higher working capital requirements in 2001, principally accounts receivable and gas storage costs, resulting from the increased cost of natural gas.

Other income (expense), net for the three-month period ending March 31, 2001, improved by $0.6 million compared with the same period of last year. The results were primarily affected by improvement in non-utility operations.

Income tax expense as a percent of pre-tax income increased to 42.6% in the first quarter of 2001 versus 37.2% in the first quarter of 2000. The increase in the effective tax rate in 2001 reflects the non-deductibility of goodwill amortization expense for tax purposes.


Liquidity and Capital Resources
-------------------------------
Cash flow from (used in) operations for the three months ended March 31, 2001, decreased by $75.3 million, to $(3.8) million, compared to $71.5 million for the same period in 2000. The reduced cash from operations resulted from the seasonal effects of various working capital balances which were adversely impacted by the significant increase in the cost of natural gas between the first quarter of 2000 and the first quarter of 2001. Cash flow was also adversely impacted by the payment of income taxes accrued at year-end. The Company anticipates that the high working capital balances causing the reduced cash flow, principally accounts receivable, will be reduced substantially by the end of the second quarter of 2001 consistent with the end of the winter heating season.

The Company funds its seasonal working capital requirements through a commercial paper borrowing program supported by long-term and seasonal bank lines of credit. The Company believes it has adequate borrowing capacity to fund its seasonal working capital requirements.

Capital expenditures were $6.1 million for the three months ended March 31, 2001 compared to $6.7 million for the same period of last year. Cash flow from operations supplemented by short-term borrowings is expected to be sufficient to fund remaining capital expenditures for 2001.

Access to capital markets at a reasonable cost is determined in large part by credit quality. Moody's Investors Service, Standard and Poor's Corporation and Fitch have rated Wisconsin Gas' unsecured long-term debt at Aa2, AA- and AA-, respectively. In conjunction with Wisconsin Energy's issuance of $1 billion of unsecured senior notes in March 2001, Standard and Poors Corporation maintained its negative outlook for Wisconsin Energy and its subsidiaries, including Wisconsin Gas. Moody's Investors Service and Fitch reaffirmed their ratings of the securities of Wisconsin Gas. Moody's Investors Service and Fitch's outlooks remains stable for Wisconsin Gas.

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

Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)   Exhibits

None


(b) Reports on Form 8-K.

A Current Report on Form 8-K dated as of March 8, 2001 was filed by Wisconsin Gas Company on March 15, 2001 to report a change in accountants.

No other reports on Form 8-K were filed by Wisconsin Gas during the quarter ended March 31, 2001.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 WISCONSIN GAS COMPANY



Dated:  May 14, 2001                    By: /s/ Stephen P. Dickson
                                            ------------------------------------
                                                Stephen P. Dickson

                                            Controller, Chief Accounting Officer
                                                     and duly authorized officer