Form 10-Q
period 2001-06-30
WISCONSIN GAS CO
filed 2001-08-14
CIK 107819

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended June 30, 2001



 Commission    Registrant; State of Incorporation     IRS Employer
 File Number     Address; and Telephone Number     Identification No.
 -----------   ----------------------------------  ------------------

   1-7530            WISCONSIN GAS COMPANY             39-0476515
                      (A Wisconsin Corporation)
                      231 West Michigan Street
                      P.O. Box 2046
                      Milwaukee, WI  53201
                      (414) 221-2345



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]    No [  ]


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (July 31, 2001):


Common Stock, $8.00 Par Value       1,125 shares outstanding.


                               WISCONSIN GAS COMPANY
                         --------------------------------

               FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2001



                                 TABLE OF CONTENTS
Item                                                                                 Page
----                                                                                 ----

     Introduction..............................................................


                          Part I - Financial Information
                          ------------------------------

1.   Financial Statements

       Condensed Income Statements.............................................

       Condensed Balance Sheets................................................

       Condensed Statements of Cash Flows......................................

       Notes to Condensed Financial Statements.................................

2.   Management's Discussion and Analysis of
       Financial Condition and Results of Operations...........................

3.   Quantitative and Qualitative Disclosures About Market Risk................


                            Part II - Other Information
                            ---------------------------

1.   Legal Proceedings..........................................................

6.   Exhibits and Reports on Form 8-K...........................................

     Signatures.................................................................

                          INTRODUCTION


Wisconsin Gas Company ("Wisconsin Gas" or "Company"), a Wisconsin corporation and a wholly-owned subsidiary of WICOR, Inc. ("WICOR"), is a natural gas distribution public utility with operations in the state of Wisconsin. On April 26, 2000, the merger between Wisconsin Energy Corporation ("Wisconsin Energy") and WICOR was completed. Upon the completion of the merger, WICOR, Wisconsin Gas and WICOR's other subsidiaries became wholly-owned direct or indirect subsidiaries of Wisconsin Energy.

The unaudited interim financial statements presented in this Form 10-Q have been prepared by Wisconsin Gas pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Wisconsin Gas' financial statements should be read in conjunction with the financial statements and notes thereto included in Wisconsin Gas' 2000 Annual Report on Form 10-K.



                                    PART I - FINANCIAL INFORMATION
                                    ------------------------------
ITEM 1. FINANCIAL STATEMENTS

                                         WISCONSIN GAS COMPANY

                                      Condensed Income Statements
                                              (Unaudited)

                                                                           |      Predecessor
                                                                           |-----------------------
                                                                           |Period From   Period From
                                                            Period From    |  April 1,     January 1,
                              Three-Months   Six-Months        Merger      |    2000         2000
                                 Ended         Ended          Date to      |  Through       Through
                                June 30,      June 30,        June 30,     |   Merger        Merger
(Thousands of Dollars)            2001          2001            2000       |    Date          Date
                              ------------   ----------     -----------    |-----------   -----------
                                                                           |
                                                                           |
Operating Revenues               $99,731       $432,334        $47,587     |   $40,171      $216,220
                                 -------       --------        -------     |   -------      --------
                                                                           |
Operating Expenses:                                                        |
  Cost of gas sold                67,577        320,406         29,130     |    24,270       127,062
  Operations and maintenance      17,181         39,621         13,403     |     8,050        34,170
  Depreciation and                10,371         20,913          6,891     |     3,419        13,635
    amortization                                                           |
  Goodwill amortization            2,877          5,789          1,875     |       -             -
  Property and revenue taxes       1,521          2,928            806     |       401         1,610
                                 -------       --------        -------     |   -------      --------
                                  99,527        389,657         52,105     |    36,140       176,477
                                 -------       --------        -------     |   -------      --------
                                                                           |
Operating Income (Loss)              204         42,677         (4,518)    |     4,031        39,743
                                 -------       --------        -------     |   -------      --------
                                                                           |
Interest Expense                   8,860         18,138          4,610     |       971         4,494
Other Income (Expenses), Net          61            142           (204)    |      (375)         (856)
                                 -------       --------        -------     |   -------      --------
(Loss) Income Before Income                                                |
  Taxes                           (8,595)        24,681         (9,332)    |     2,685        34,393
                                                                           |
                                                                           |
Income Taxes                      (2,533)        11,656         (2,872)    |     1,066        12,861
                                 -------       --------        -------     |   -------      --------
Net (Loss) Income                ($6,062)       $13,025        ($6,460)    |    $1,619       $21,532
                                 =======       ========        =======     |   =======      ========

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.


                                      WISCONSIN GAS COMPANY

                                     Condensed Balance Sheets

                                                            June 30, 2001
                                                             (Unaudited)        December 31, 2000
                                                            -------------       -----------------
                                                                    (Thousands of Dollars)
Assets
------
Property, Plant and Equipment, at cost                         $919,867              $905,842
  Less - Accumulated depreciation                               521,029               503,726
                                                             ----------            ----------
                                                                398,838               402,116
                                                             ----------            ----------
Current Assets:
  Cash and cash equivalents                                       3,843                 6,012
  Accounts receivable, less allowance
    for doubtful accounts of $15,005
    and $12,416, respectively                                    95,838                95,797
  Accrued revenues                                                8,019                79,537
  Gas in storage, at weighted average cost                       33,366                54,290
  Materials, supplies, at weighted average cost                   7,608                 5,671
  Deferred income taxes                                          38,049                38,049
  Prepaid taxes                                                   4,827                 4,097
  Other                                                           1,272                 8,832
                                                             ----------            ----------
                                                                192,822               292,285
                                                             ----------            ----------
Deferred Charges and Other Assets:
  Goodwill, net                                                 446,927               450,698
  Prepaid pension costs                                         172,053               167,483
  Prepaid postretirement benefits                                29,084                26,128
  Regulatory assets                                              43,293                43,388
  Other                                                          14,386                14,951
                                                             ----------            ----------
                                                                705,743               702,648
                                                             ----------            ----------
Total Assets                                                 $1,297,403            $1,397,049
                                                             ==========            ==========

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.


                                      WISCONSIN GAS COMPANY

                                     Condensed Balance Sheets
                                           (continued)

                                                            June 30, 2001
                                                             (Unaudited)        December 31, 2000
                                                            -------------       -----------------
                                                                    (Thousands of Dollars)
Capitalization and Liabilities
------------------------------
Capitalization:
  Common stock                                                   $    9                $    9
  Other paid-in capital                                         363,523               363,604
  Retained earnings                                               6,652                (6,374)
  Accumulated other comprehensive income                         (1,362)                 (369)
                                                             ----------            ----------
     Total Common Equity                                        368,822               356,870
  Long-term debt                                                148,460               147,640
                                                             ----------            ----------
                                                                517,282               504,510
                                                             ----------            ----------
Current Liabilities:
  Accounts payable                                               38,729                98,828
  Accounts payable-affiliated companies, net                     23,671                 3,809
  Notes payable to WICOR, Inc.                                  305,000               305,000
  Short-term borrowings                                          97,015               130,100
  Refundable gas costs                                           25,728                40,793
  Accrued taxes                                                   9,188                19,208
  Accrued payroll and benefits                                    8,517                10,006
  Other                                                           6,019                12,579
                                                             ----------            ----------
                                                                513,867               620,323
                                                             ----------            ----------
Deferred Credits and Other Liabilities:
  Deferred income taxes                                          52,086                52,466
  Regulatory liabilities                                        187,009               196,678
  Environmental remediation costs                                 4,061                 4,163
  Unamortized investment tax credit                               5,249                 5,467
  Other                                                          17,849                13,442
                                                             ----------            ----------
                                                                266,254               272,216
                                                             ----------            ----------
Total Capitalization and Liabilities                         $1,297,403            $1,397,049
                                                             ==========            ==========

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.


                                      WISCONSIN GAS COMPANY
                                Condensed Statements of Cash Flows
                                           (Unaudited)

                                                                                     |Predecessor
                                                                                     |-----------
                                                                      Period From    | January 1,
                                                       Six-Months        Merger      |   2000
                                                         Ended          Date to      |  Through
                                                        June 30,        June 30,     |   Merger
(Thousands of Dollars)                                    2001            2000       |    Date
                                                       ----------     -----------    |-----------
                                                                                     |
Operating Activities:                                                                |
  Net income (loss)                                      $13,025        ($6,460)     |  $21,532
  Adjustments to reconcile net income (loss)                                         |
    to net cash flows:                                                               |
      Depreciation and amortization                       28,290          9,201      |   14,453
      Deferred income taxes                                 (456)           -        |  (17,318)
      Pension and other postretirement                                               |
        benefit (income)                                  (7,528)        (2,283)     |   (4,710)
      Change in:                                                                     |
        Receivables                                       71,477         35,892      |  (14,482)
        Gas in storage                                    20,924        (17,840)     |   30,241
        Accounts payable                                 (60,099)         3,140      |       95
        Accrued taxes                                     (8,742)        (9,416)     |   32,249
        Refundable gas costs                             (15,065)       (11,949)     |   26,716
        Other assets and liabilities                       5,274          1,580      |      532
                                                         -------        -------      |  -------
                                                          47,100          1,865      |   89,308
                                                         -------        -------      |  -------
Investment Activities:                                                               |
  Capital expenditures                                   (15,903)        (7,993)     |  (11,875)
  Other, net                                                (200)            26      |       60
                                                         -------        -------      |  -------
                                                         (16,103)        (7,967)     |  (11,815)
                                                         -------        -------      |  -------
Financing Activities:                                                                |
  Change in short-term debt                              (33,085)        11,100      |  (80,859)
  Cash dividends paid to WICOR, Inc.                         -           (6,500)     |   (6,500)
  Other, net                                                 (81)           -        |      -
                                                         -------        -------      |  -------
                                                         (33,166)         4,600      |  (87,359)
                                                         -------        -------      |  -------
                                                                                     |
Change in Cash and Cash Equivalents                       (2,169)        (1,502)     |   (9,866)
Cash and Cash Equivalents at Beginning of Period           6,012          1,502      |   11,368
                                                         -------        -------      |  -------
Cash and Cash Equivalents at End of Period                $3,843         $  -        |   $1,502
                                                         =======        =======      |  =======
Supplemental Disclosure of Cash Flow Information                                     |
Cash paid during the period for:                                                     |
  Income taxes, net of refunds                           $31,989         $5,251      |   $1,001
  Interest                                                17,390          2,126      |    4,361

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.



                      WISCONSIN GAS COMPANY
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


GENERAL INFORMATION

1. The accompanying unaudited condensed financial statements for Wisconsin Gas Company should be read in conjunction with
   Item 8, Financial Statements and Supplementary Data, in Wisconsin Gas' 2000 Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Gas, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative, however, of the results which may be expected for the entire year 2001 primarily because of seasonal and other factors.

2. Due in part to the merger with Wisconsin Energy in April 2000 (see Note 3), Wisconsin Gas has modified certain income statement and balance sheet presentations. Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.


MERGER WITH WISCONSIN ENERGY CORPORATION

3. On April 26, 2000, Wisconsin Energy acquired WICOR for $1.2 billion in cash, including related costs and expenses (the "Merger"). Wisconsin Energy accounted for its acquisition of WICOR as a purchase. The financial statements of Wisconsin Gas for the periods ended before April 27, 2000 were prepared using Wisconsin Gas' historical basis of accounting and are designated as "Predecessor". The excess of the consideration paid by Wisconsin Energy over the estimated fair value of the assets and liabilities of Wisconsin Gas at the Merger Date was approximately $460.4 million and is reflected as goodwill, net of amortization, in the Wisconsin Gas balance sheet as of June 30, 2001 and December 31, 2000. The comparability of the operating results for the Predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments, primarily the amortization of goodwill over a period of forty years. See Note 6 for additional disclosure concerning the amortization of goodwill in future periods.

   Wisconsin Energy has integrated the gas operations of Wisconsin Gas and the gas operations of Wisconsin Energy's wholly owned subsidiary Wisconsin Electric Power Company ("Wisconsin Electric") as well as many corporate support areas including the customer billing systems. On November 1, 2000, Wisconsin Gas and Wisconsin Electric filed an application with the Public Service Commission of Wisconsin (the "PSCW") requesting authority to transfer Wisconsin Electric's gas utility assets, together with certain identified liabilities associated with such assets, (with a net book value of approximately $365 million as of December 31, 2000) to Wisconsin Gas in a tax free exchange for shares of Wisconsin Gas. The shares of Wisconsin Gas would have a fair value equal to the fair value of the net assets transferred and represent at least 80% of the total combined voting power of all classes of stock that are entitled to vote. The application is pending with the PSCW.


COMPREHENSIVE INCOME

4. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. As a result of the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") in January 2001 (see Note 5), Wisconsin Gas had the following total comprehensive income for the six months ended June 30, 2001 and 2000:

                                                                                     |   Predecessor
                                                                                     |  --------------
                                                                     Period from     |   Period from
                                                     Six months      Merger Date     | January 1, 2000
                                                       ended           through       |     through
    Comprehensive Income                           June 30, 2001    June 30, 2000    |   Merger Date
--------------------------------------------       -------------    -------------    |  --------------
(Thousands of dollars)                                                               |
                                                                                     |
Net Income                                              $13,025          ($6,460)    |        $21,532
Other Comprehensive Income (Loss)                                                    |
  Unrealized Gains (Losses) During the Period                                        |
  on Derivatives Qualified as Hedges:                                                |
    Unrealized gains due to cumulative                                               |
    effect of change in accounting principle              3,030              -       |            -
    Other unrealized gains (losses)                      (1,892)             -       |            -
    Less: Reclassification for gains                                                 |
          (losses) included in net income                 2,131              -       |            -
                                                        -------          -------     |        -------
  Net Unrealized Losses During the Period                  (993)             -       |            -
                                                        -------          -------     |        -------
Total Comprehensive Income                              $12,032          ($6,460)    |        $21,532
                                                        =======          =======     |        =======


DERIVATIVE INSTRUMENTS

5. In June 1998, the Financial Accounting Standards Board issued FAS 133, which has been amended by FAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS 133, an amendment of FAS 133, and by FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FAS 133. FAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

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

   During the six months ended June 30, 2001, $2.1 million of net gains included in the cumulative effect of a change in accounting principle component of accumulated other comprehensive income were reclassified into earnings resulting in a remaining balance of $0.9 million as of June 30, 2001. Wisconsin Gas estimates that the remaining balance will be reclassified into earnings within the six months between July 1, 2001 and December 31, 2001.

   Future changes in the fair market values of these cash flow hedging instruments, to the extent that the hedges are effective at mitigating the underlying commodity risk, will be recorded in accumulated other comprehensive income. At the date the underlying transaction occurs, the amounts in accumulated other comprehensive income will be reported in earnings. The ineffective portion of the derivative's change in fair value is recorded as a regulatory asset or liability as these transactions are part of the purchased gas adjustment clause.

   For the six month period ended June 30, 2001, the amount of hedge ineffectiveness was immaterial. Wisconsin Gas did not exclude any components of derivative gains or losses from the assessment of hedge effectiveness and there were no reclassifications into earnings as a result of the discontinuance of hedges. As of June 30, the maximum length of time over which Wisconsin Gas is hedging its exposure to the variability in future cash flows forecasted transactions is nine months and Wisconsin Gas estimates that losses of $1.9 million will be reclassified from accumulated other comprehensive income into earnings within the 12 months between July 1, 2001 and June 30, 2002 as the hedged transactions affect earnings.


NEW ACCOUNTING PRONOUNCEMENTS

6. In June, 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("FAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS
   142").   Both accounting pronouncements will be effective
   beginning January 1, 2002, although the both standards require that business combinations which occur after June 30, 2001 be accounted for using the new accounting standards. Under FAS 141, all future business combinations must be accounted for using the purchase method, thereby eliminating the pooling of interest method. Under FAS 142, goodwill is no longer subject to amortization. However, goodwill along with other intangibles will be subject to new fair value-based rules for measuring impairment and resulting write-downs, if any, will be reflected as a change in accounting principle during transition and in operating expense in subsequent periods. The transition calls for an impairment test for intangible assets with indefinite lives to be performed in the first quarter of 2002 and for an impairment test for goodwill to be finalized by the end of 2002.

   Wisconsin Gas is in the process of evaluating the impact of the new standards. Currently, the Company amortizes goodwill expense. Under FAS 142, the goodwill expense would be eliminated beginning January 1, 2002. Had this standard been in effect for the current reporting periods, net income would be adjusted as follows:

                                           Three Months                         Six Months
                                           Ended June 30                       Ended June 30
                                     2001             2000              2001             2000
                                   --------         --------          --------         --------
                                                          (Thousands of Dollars)
Net (loss) income as reported      ($6,062)         ($4,841)          $13,025          $15,072
Add:  Goodwill amortization          2,877            1,875             5,789            1,875
                                   -------          -------           -------          -------
Adjusted net (loss) income         ($3,185)         ($2,966)          $18,814          $16,947
                                   =======          =======           =======          =======


   Wisconsin Gas has not yet evaluated the application of the new impairment rules to the recorded goodwill balance and therefore has not yet determined the effect of the implementation for that portion of FAS 142.


SUBORDINATED DEMAND NOTES PAYABLE TO WICOR

7. On August 7, 2001, the PSCW issued a Notice of Proceeding and Summary Order to Cease and Desist (the "Summary Order") related to the $305 million of subordinated demand notes payable by Wisconsin Gas to WICOR (the "Demand Notes"). The Summary Order requires the Company to cease and desist from making any payments or otherwise giving any effect to the Demand Notes on the grounds that the Company did not receive PSCW approval prior to issuing the Demand Notes. The Summary Order also identifies other statutory and regulatory issues with respect to the Demand Notes and opens a proceeding for the purpose of pursuing the PSCW's inquiry. The Company intends to ask for PSCW approval of the issuance of the Demand Notes and to address the other issues raised by the PSCW. A hearing on this matter is expected to occur later this year. Management believes that the ultimate resolution of this matter will not have a material adverse financial impact on the Company.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

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

Purchase accounting adjustments, principally goodwill, have been pushed down and are reflected in the financial statements of Wisconsin Gas for the periods ended after April 26, 2000 (the "Merger Date"). The financial statements of Wisconsin Gas for the periods ended before the Merger Date, were prepared using Wisconsin Gas' historical basis of accounting and are designated as "Predecessor". The comparability of the operating results for the Predecessor and the periods encompassing push-down accounting are affected by the purchase accounting adjustments including the amortization of goodwill, and related income tax adjustments. Other adjustments to reflect assets and liabilities at fair value as of the Merger Date have been offset by regulatory liabilities or assets because the associated expense and revenue impacts of these adjustments are governed by rate setting policies of the Public Service Commission of Wisconsin (the "PSCW"). The business operations of Wisconsin Gas were not significantly changed as a result of the Merger. Therefore, the post-merger and pre-merger operating results, except as noted, are comparable.

CAUTIONARY FACTORS: A number of forward-looking statements are included in this document. When used, the terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the factors that are noted below in "Factors Affecting Results of Operations."



           RESULTS OF OPERATIONS - 2001 SECOND QUARTER

OVERALL SUMMARY

Net loss for the second quarter of 2001 was $(6.1) million compared to a net loss of $(4.8) million for the second quarter of 2000. The increased loss for the three month period resulted primarily from reduced gas margins and increased interest expense relating to the subordinated notes payable to WICOR. Reduced operations and maintenance expenses resulting from the integration of gas operations of Wisconsin Gas and Wisconsin Electric (see Note 3) partially offset the negative impact of reduced gas margins and higher interest expense.

OPERATING REVENUES, COST OF GAS SOLD AND GAS MARGIN:

Revenues, margins and gas sales volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better comparative performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause that does not impact margin. As noted in the table below, gas sales revenue grew by $11.9 million in the three months ended June 30, 2001 as compared to June 30, 2000, however, the revenue increase was offset by a $14.2 million increase in cost of purchased gas over that same period.

The following table compares Wisconsin Gas' gas utility operating revenues and natural gas deliveries by customer class during the second quarter of 2001 compared to the second quarter of 2000.

                                  Operating Revenues & Cost of Gas            Therm Deliveries
                                     Three Months Ended June 30          Three Months Ended June 30
                                  --------------------------------    --------------------------------
                                  2001        2000       % Change     2001        2000       % Change
                                  ----        ----       --------     ----        ----       --------
                                 (Millions of Dollars)                   (Millions)
Customer Class
 Residential                      $56.1       $50.5        11.1%       62.3        68.1        (8.5%)
 Commercial/Industrial             23.2        20.4        13.7%       32.8        35.3        (7.1%)
 Interruptible                      2.4         2.5        (4.0%)       3.3         4.7       (29.8%)
                                  -----       -----                   -----       -----
   Total Retail Gas Sales          81.7        73.4        11.3%       98.4       108.1        (9.0%)
 Transported Customer-Owned Gas     4.3         4.7        (8.5%)      96.8       108.1       (10.5%)
 Other-Operating Revenues          13.7         9.7        41.2%        -           -           -
                                  -----       -----                   -----       -----
Total Operating Revenues           99.7        87.8        13.6%      195.2       216.2        (9.7%)
 Cost of Gas Sold                  67.6        53.4        26.6%      =====       =====
                                  -----       -----
Gross Margin                      $32.1       $34.4        (6.7%)
                                  =====       =====
Weather - Degree Days (a)
 Heating (959 Normal)                                                 847         952         (11.0%)

(a)  As measured at Mitchell International Airport in Milwaukee,
     Wisconsin. Normal degree days are based upon a twenty-year moving average.


Higher prices for natural gas drove an 11.3% increase in operating revenues and a 26.6% increase in the cost of gas sold during the second quarter of 2001 compared to 2000. As noted above, such gas cost increases do not affect the margin earned on each therm of gas delivered as a result of the Company's gas cost recovery mechanisms. However, higher gas prices can adversely affect the Company's therm deliveries to the extent that customers reduce consumption through lower thermostat settings or through fuel switching. As of August, 2001, commodity gas prices have dropped from the historically high prices experienced during the first six months of 2001 and are comparable to slightly below the prices in effect in August, 2000. It is not clear how volume trends experienced to date during 2001 will change in response to the lower commodity prices for the remainder of the year.

Total therm deliveries of natural gas decreased by 9.7% during the second quarter of 2001. The reduction was due to warmer weather in 2001 compared to 2000 which effected volumes in the residential and small commercial customer classes.
Transportation and large commercial volumes were impacted by fuel switching resulting from the high commodity cost of natural gas and to a lesser extent by the weakening economy. Gas margins were down 6.7% reflecting the 9.7% volume reduction, but were partially offset by a 1.2% increase in average number of customers which favorably impacted the fixed component of operating revenues that is not impacted by decreased volumes.

OTHER OPERATION AND MAINTENANCE EXPENSES:

Other operation and maintenance expenses decreased by $4.3 million or 19.9% during the second quarter of 2001 when compared with the second quarter of 2000. The majority of this decrease resulted from expense reductions, primarily labor related, resulting from the consolidation and integration of common support processes of Wisconsin Gas and the gas utility operations of Wisconsin Electric.

GOODWILL AMORTIZATION:

Goodwill amortization increased $1.0 million to $2.9 million for the second quarter of 2001. The increase was due to the timing of the Merger which resulted in amortization for only 2 months in the second quarter of 2000. Wisconsin Gas is currently amortizing the $460.4 million of allocated goodwill over a 40 year life.

INTEREST EXPENSE:

Interest expense for the second quarter of 2001 was $8.9 million, an increase of $3.3 million over the interest expense in the second quarter of 2000. The increase reflects additional interest on the subordinated notes payable to WICOR totaling $2.2 million and an increase in interest expense relating to short-term commercial paper borrowings of $1.1 million. The increase due to the WICOR notes relates to the timing of the issuance of the notes payable which occurred in the middle of the second quarter and fourth quarter of 2000. Increased commercial paper borrowings were needed to fund higher average working capital requirements during the period, including accounts receivable and gas storage costs, which were impacted by the increased cost of natural gas.

OTHER INCOME (EXPENSE):

Other income (expense) improved by $0.6 million to income of $61,000 for the three months ended June 30, 2001 compared to expense of $0.6 million in the three months ended June 30, 2000. The improvement related to reduced expenses associated with the Company's non-regulated subsidiaries due in part to the integration of the operations of Wisconsin Gas and Wisconsin Electric.

INCOME TAXES:

Income tax expense (benefit) as a percent of pre-tax income (loss) was 29.5% in the second quarter of 2001 versus 27.2% in the second quarter of 2000. The effective income tax rate is below the statutory rate for both periods primarily due to the non-deductibility of goodwill for income tax purposes which reduces the pre-tax loss that can be benefited for tax purposes.



            RESULTS OF OPERATIONS - 2001 YEAR-TO-DATE

OVERALL SUMMARY

During the first six months of 2001, net income was $13.0 million compared to a net income of $15.1 million for the six months ended June 30, 2000. The reduced income for the six month period resulted primarily from increased interest expense relating to the subordinated notes payable to WICOR and increased commercial paper borrowings, and increased goodwill amortization relating to the Merger which was effective during only a portion of the 2000 period. Reduced operations and maintenance expenses resulting from the integration of gas operations of Wisconsin Gas and Wisconsin Electric (see Note 3), and improved gas margins experienced during the 2001 winter heating season partially offset the negative impacts of the higher interest expense and goodwill amortization.

OPERATING REVENUES, COST OF GAS SOLD AND GAS MARGIN:

Revenues, margins and  gas sales volumes are summarized below.
As noted in the table below, gas sales revenue grew by $168.5 million in the six months ended June 30, 2001 as compared to June 30, 2000, however $164.2 million of that increase was offset by the higher cost of purchased gas over that same period.

The following table compares Wisconsin Gas' gas utility operating revenues and natural gas therm deliveries by customer class during the first six months of 2001 compared to 2000.

                                  Operating Revenues & Cost of Gas            Therm Deliveries
                                      Six Months Ended June 30            Six Months Ended June 30
                                  --------------------------------    --------------------------------
                                  2001        2000       % Change     2001        2000       % Change
                                  ----        ----       --------     ----        ----       --------
                                 (Millions of Dollars)                   (Millions)
Customer Class
 Residential                      $269.1      $177.5       51.6%       281.8       264.1        6.7%
 Commercial/Industrial             120.6        75.9       58.9%       144.7       141.4        2.3%
 Interruptible                       8.6         6.0       43.3%         9.6        13.1      (26.7%)
                                  ------      ------                   -----       -----
   Total Retail Gas Sales          398.3       259.4       53.5%       436.1       418.6        4.2%
 Transported Customer-Owned Gas     12.1        12.9       (6.2%)      251.0       272.0       (7.7%)
 Other-Operating Revenues           21.9        (8.5)                    -           -          -
                                  ------      ------                   -----       -----
Total Operating Revenues           432.3       263.8       63.9%       687.1       690.6       (0.5%)
 Cost of Gas Sold                  320.4       156.2      105.1%       =====       =====
                                  ------      ------
Gross Margin                      $111.9      $107.6        4.0%
                                  ======      ======
Weather - Degree Days (a)
 Heating (4,265 Normal)                                              4,242       3,883          9.2%

(a)  As measured at Mitchell International Airport in Milwaukee,
     Wisconsin. Normal degree days are based upon a twenty-year moving average.


Higher prices for natural gas drove a 63.9% increase in operating revenues and a 105.1% increase in the cost of gas sold during the six months ended June 30, 2001 compared to 2000. Gas cost increases do not affect the margin earned on each therm of gas delivered as a result of the Company's gas cost recovery mechanisms. However, higher gas prices can adversely affect the Company's therm deliveries to the extent that customers reduce consumption through lower thermostat settings or through fuel switching.

Total therm deliveries of natural gas decreased by 0.5% during the first half of 2001, but varied within customer categories. Volume deliveries for residential and commercial customer classes increased by 6.7% and 2.3% respectively reflecting the colder weather experienced during the winter heating season which was 9.2% colder as measured by heating degree days. The increase caused by colder weather was partially offset by customer conservation due to the higher cost of gas and the weaker economy which effected commercial consumption. Transportation volumes were 7.7% lower than the prior year reflecting fuel switching to lower cost fuel options and to a lesser extent the weakening economy.

Despite the reduction in overall gas volumes, gas margins increased by 4%, or $4.3 million during the six months ended June 30, 2001 compared to 2000. This increase resulted from the favorable impact of higher residential and small commercial deliveries which generate higher margins per therm than large industrial and transportation deliveries.

OTHER OPERATION AND MAINTENANCE EXPENSES:

Other operation and maintenance expenses decreased by $8.0 million or 16.7% during the first six months of 2001 when compared with the first six months of 2000. The majority of this decrease resulted from expense reductions, primarily labor related, resulting from the consolidation and integration of common support processes of Wisconsin Gas and the gas utility operations of Wisconsin Electric.

GOODWILL AMORTIZATION:

Goodwill amortization increased $3.9 million to $5.8 million for the six months ended June 30, 2001. The increase was due to the timing of the Merger which resulted in amortization for only 2 months in the 2000 period. Wisconsin Gas is currently amortizing the $460.4 million of allocated goodwill over a 40 year life.

INTEREST EXPENSE:

Interest expense for the first six months of 2001 was $18.1 million, an increase of $9.0 million over the interest expense in the first six months of 2000. The increase reflects interest on the subordinated notes payable to WICOR totaling $7.2 million and an increase in interest expense relating to short-term commercial paper borrowings of $1.8 million. Increased commercial paper borrowings were needed to fund higher average working capital requirements during the period, including accounts receivable and gas storage costs, which were impacted by the increased cost of natural gas.

OTHER INCOME (EXPENSE):

Other income (expense) improved by $1.2 million to income of $0.1 million for the six months ended June 30, 2001 compared to expense of $1.1 million in the six months ended June 30, 2000.
The improvement related to reduced expenses associated with the Company's non-regulated subsidiaries due in part to the integration of the operations of Wisconsin Gas and Wisconsin Electric.

INCOME TAXES:

Income tax expense as a percent of pre-tax income was 47.2% in the first six months of 2001 versus 39.9% in the second quarter of 2000. The increase in the effective rate relates primarily to the increase in the amortization of goodwill which is not deductible for tax purposes.



                 LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Gas' cash flows during the first six months of 2001 and 2000:

                               Six Months Ended June 30
                              --------------------------
                              2001           2000
                              ----           ----
                                (Millions of Dollars)
Cash Provided by (Used in)
  Operating Activities        $47.1          $91.2
  Investing Activities        (16.1)         (19.8)
  Financing Activities        (33.2)         (82.8)


Operating Activities

Cash provided by operating activities was $47.1 million in the first six months of 2001 compared with $91.2 million during the same period in 2000. Operating cash flow in both periods reflects the seasonal effects of working capital balances for gas distribution companies which are generally lower in the summer months. The reduction in operating cash flow between periods related primarily to the following factors (1) an increase in working capital requirements associated with higher gas costs effecting primarily the net change between accounts receivable, gas storage and accounts payable balances, (2) an increase in income taxes paid during the first quarter of 2001 resulting primarily from the payment of the income tax liability accrued at December 31, 2000, and (3) a reduction in the unusually large refundable gas cost balance existing at December 31, 2000.

Investing Activities

During the first six months of 2001, Wisconsin Gas spent $15.9 million on capital expenditures down from the $19.9 million of expenditures in the comparable 2000 period. Because of the seasonal nature of construction activity in the Wisconsin area, the Company anticipates construction spending to increase during the remainder of the year.

Financing Activities

During the first six months of 2001, Wisconsin Gas reduced its outstanding borrowings under its commercial paper program by $33.1 million due to the positive cash flow from operations. No dividends were declared or paid to WICOR during the first six months of 2001.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining three quarters of 2001 are expected to be met through a combination of internal sources of funds from operations supplemented by short-term borrowings as needed.

The Company has access to outside capital markets and has been able to generate funds internally and externally to meet its capital requirements. Wisconsin Gas' ability to attract the necessary financial capital at reasonable terms is critical to the Company's overall strategic plan. Wisconsin Gas believes that it has adequate capacity to fund its operations and construction program for the foreseeable future through its borrowing arrangements and internally generated cash.

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the current ratings of the debt securities of Wisconsin Gas by Standard & Poors Corporation ("S&P"), Moody's Investors Service
("Moody's") and Fitch.

                                           S&P          Moody's         Fitch
                                        ---------      ---------      ---------
  Commercial Paper                         A-1+           P-1            F1+
  Unsecured Senior Debt                    AA-            Aa2            AA-


S&P's current outlook for Wisconsin Energy and its subsidiaries, including Wisconsin Gas is negative. Fitch's and Moody's current outlook for Wisconsin Gas is stable.

These ratings provide a significant degree of flexibility in obtaining funds on competitive terms and reflect the views of the rating agencies. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.

Capital Requirements

Capital requirements during the remainder of 2001 are expected to be principally for construction expenditures. Wisconsin Gas' total consolidated capital expenditure budget for the remainder of 2001 is approximately $60 million.



             FACTORS AFFECTING RESULTS OF OPERATIONS

CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of Wisconsin Gas. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause Wisconsin Gas' actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause Wisconsin Gas' actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following.

Operating, Financial and Industry Factors

* Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unplanned maintenance or repairs; unanticipated changes in gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by natural gas suppliers under existing gas supply contracts; environmental incidents; gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.

* Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; distribution system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required approvals for new construction; or changes in the United States
  Environmental Protection Agency's regulations as well as regulations from the Wisconsin Department of Natural Resources.

* The rapidly changing and increasingly competitive gas utility environment as market-based forces replace strict industry regulation and other competitors enter the gas markets resulting in increased wholesale and retail competition.

* Consolidation of the industry as a result of the combination and acquisition of utilities in the Midwest, nationally and globally.

* Restrictions imposed by various financing arrangements and regulatory requirements on the ability of Wisconsin Gas to transfer funds to WICOR or Wisconsin Energy in the form of cash dividends, loans or advances.

* Changes in social attitudes regarding the utility industry.

* Customer business conditions including demand for their products or services and supply of labor and material used in creating their products and services.

* The cost and other effects of legal and administrative proceedings, settlements, investigations and claims, and changes in those matters.

* Factors affecting the availability or cost of capital such as:
  changes in interest rates; the Company's capitalization structure; market perceptions of the utility industry, the Company or security ratings.

* Federal, state or local legislative factors such as changes in tax laws or rates; changes in trade, monetary and fiscal policies, laws and regulations; gas industry restructuring initiatives; or changes in environmental laws and regulations.

* Authoritative generally accepted accounting principle or policy changes, such as issuance of FAS 142 during the summer of 2001, from such standard setting bodies as the Financial
  Accounting Standards Board and the Securities and
  Exchange Commission.

* Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

* Other business or investment considerations that may be disclosed from time to time in Wisconsin Gas' or Wisconsin
  Energy's Securities and Exchange Commission filings or in other publicly disseminated written documents.

Business Combination Factors

* Unanticipated costs or difficulties related to the integration of the businesses of Wisconsin Gas and Wisconsin Electric.

* Unexpected difficulties or delays in realizing anticipated net cost savings or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the Public Service
  Commission of Wisconsin as a condition of approval of the merger.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                              *****

For certain other information which may impact Wisconsin Gas' future financial condition or results of operations, see Item 1, Financial Statements - "Notes to Financial Statements," in Part I of this report.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK

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



                   PART II - OTHER INFORMATION
                   ---------------------------

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal
Proceedings, in Part I of Wisconsin Gas' 2000 Annual Report on
Form 10-K.


              UTILITY RATES AND REGULATORY MATTERS

CEASE AND DESIST ORDER RELATING TO THE SUBORDINATED DEMAND NOTES PAYABLE TO WICOR, INC.: On August 7, 2001, the PSCW issued a Notice of Proceeding and Summary Order to Cease and Desist (the "Summary Order") related to the $305 million of subordinated demand notes payable by Wisconsin Gas to WICOR (the "Demand Notes"). The Summary Order requires the Company to cease and desist from making any payments or otherwise giving any effect to the Demand Notes on the grounds that the Company did not receive PSCW approval prior to issuing the Demand Notes. The Summary Order also identifies other statutory and regulatory issues with respect to the Demand Notes and opens a proceeding for the purpose of pursuing the PSCW's inquiry. The Company intends to ask for PSCW approval of the issuance of the Demand Notes and to address the other issues raised by the PSCW. A hearing on this matter is expected to occur later this year. Management believes that the ultimate resolution of this matter will not have a material adverse financial impact on the Company.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

The following Exhibits are filed or incorporated by reference in this Form 10-Q report:

   None

(b)    REPORTS ON FORM 8-K

   On April 5, 2001, Wisconsin Gas filed Amendment No. 1 on
   Form 8-K/A, dated as of March 30, 2001, to its Current Report on Form 8-K dated as of March 8, 2001 (filed on March 15,
   2001) reporting a change in accountants.

   No other reports on Form 8-K were filed by Wisconsin Gas during the quarter ended June 30, 2001.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WISCONSIN GAS COMPANY
                                  ---------------------
                                       (Registrant)

                         /s/STEPHEN P. DICKSON
                         --------------------------------------
Date:  August 13, 2001   Stephen P. Dickson, Controller, Chief
                         Accounting Officer and duly authorized
                         officer