Form 10-Q
period 2001-09-30
WISCONSIN GAS CO
filed 2001-11-13
CIK 107819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (October 31, 2001):

Common Stock, $8.00 Par Value	1,125 shares outstanding.

WISCONSIN GAS COMPANY

FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2001

TABLE OF CONTENTS
Item		Page

Introduction ...............................................................................................................................

Part I -- Financial Information

1.	Financial Statements

Condensed Income Statements ...........................................................................................

Condensed Balance Sheets ..................................................................................................

Condensed Statements of Cash Flows .................................................................................

Notes to Condensed Financial Statements ..........................................................................

2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations ...................................................................

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................

Part II -- Other Information
1.	Legal Proceedings .....................................................................................................................

6.	Exhibits and Reports on Form 8-K ...........................................................................................

Signatures ..................................................................................................................................

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

PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN GAS COMPANY
CONDENSED INCOME STATEMENTS
(Unaudited)

					|	Predecessor
					|
					|	Period From
				Period From	|	January 1,
	Three-Months	Three-Months	Nine-Months	Acquisition	|	2000
	Ended	Ended	Ended	Date to	|	Through
	September 30,	September 30,	September 30,	September 30,	|	Acquisition
	2001	2000	2001	2000	|	Date
					|
	(Thousands of Dollars)				|
					|
Operating Revenues	$ 57,129	$ 66,160	$ 489,463	$ 113,747	|	$ 216,220
					|
Operating Expenses:					|
Cost of gas sold	34,307	42,306	354,713	71,436	|	127,062
Operations and maintenance	15,050	20,545	54,671	33,948	|	34,170
Depreciation and amortization	10,417	10,269	31,330	17,160	|	13,635
Goodwill amortization	2,878	2,813	8,667	4,688	|	-
Property and revenue taxes	1,519	1,207	4,447	2,013	|	1,610
					|
	64,171	77,140	453,828	129,245	|	176,477
					|
Operating (Loss) Income	(7,042)	(10,980)	35,635	(15,498)	|	39,743
					|
Interest expense	5,381	7,627	23,519	12,237	|	4,494
Other Inome (Expenses), net	246	(49)	388	(253)	|	(856)
					|
					|
(Loss) Income Before Income Taxes	(12,177)	(18,656)	12,504	(27,988)	|	34,393
					|
Income Tax (Benefit) Provision	(4,049)	(6,071)	7,607	(8,943)	|	12,861
					|
					|
Net (Loss) Income	$ (8,128)	$ (12,585)	$ 4,897	$ (19,045)	|	$ 21,532
	======	======	=======	=======	|	=======

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

WISCONSIN GAS COMPANY
CONDENSED BALANCE SHEETS

	September 30, 2001
	(Unaudited)	December 31, 2000

	(Thousands of Dollars)
Assets
Property, Plant and Equipment, at cost	$ 937,050	$ 905,842
Less - Accumulated depreciation	530,250	503,726

Net Property, Plant and Equipment	406,800	402,116

Current Assets:
Cash and cash equivalents	657	6,012
Accounts receivable, less allowance
for doubtful accounts of $17,527
and $12,416, respectively	45,068	95,797
Accrued revenues	8,454	79,537
Gas in storage, at weighted average cost	71,333	54,290
Materials, supplies	7,651	5,671
Deferred income taxes	38,029	38,049
Prepaid taxes	3,453	4,097
Other	1,004	8,832

Total Current Assets	175,649	292,285
Deferred Charges and Other:
Goodwill, net	444,049	450,698
Prepaid pension costs	175,454	167,483
Prepaid postretirement benefits	28,295	26,128
Regulatory assets	41,301	43,388
Other	13,913	14,951

Total Deferred Charges and Other	703,012	702,648

Total Assets	$ 1,285,461	$ 1,397,049
	=========	==========

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

WISCONSIN GAS COMPANY
CONDENSED BALANCE SHEETS
(continued)

	September 30, 2001
	(Unaudited)	December 31, 2000

	(Thousands of Dollars)
Capitalization and Liabilities
Capitalization:
Common stock	$ 9	$ 9
Other paid-in capital	363,523	363,604
Retained earnings	(1,476)	(6,374)
Accumulated other comprehensive income	(153)	(369)
Long-term debt	148,885	147,640

Total Capitalization	510,788	504,510

Current Liabilities:
Accounts payable	27,568	98,828
Accounts payable-affiliated company, net	10,363	3,809
Notes payable to WICOR, Inc.	305,000	305,000
Short-term borrowings	143,382	130,100
Refundable gas costs	5,596	40,793
Accrued taxes	5,434	19,208
Accrued payroll and benefits	8,027	10,006
Other	6,247	12,579

Total Current Liabilities	511,617	620,323

Deferred Credits and Other:
Deferred income taxes	53,187	52,466
Regulatory liabilities	182,820	196,678
Environmental remediation costs	3,910	4,163
Unamortized investment tax credit	5,140	5,467
Other	17,999	13,442

Total Deferred Credits and Other	263,056	272,216

Total Capitalization and Liabilities	$ 1,285,461	$ 1,397,049
	==========	=========

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

WISCONSIN GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			|	Predecessor
			|	Period From
	Nine	Period From	|	January 1,
	Months	Acquisition	|	2000
	Ended	Date to	|	Through
	September 30,	September 30,	|	Acquisition
	2001	2000	|	Date
			|
	(Thousands of Dollars)		|
Operations:			|
Net income (loss)	$ 4,897	$ (19,045)	|	$ 21,532
Adjustments to reconcile net (loss)			|
earnings to net cash flows:			|
Depreciation and amortization	41,012	23,051	|	14,453
Deferred income taxes	(537)	-	|	(17,318)
Net pension and other postretirement			|
benefit (income)	(10,138)	(5,509)	|	(4,710)
Change in:			|
Receivables	121,813	50,162	|	(14,482)
Gas in storage	(19,024)	(57,007)	|	30,241
Accounts payable	(71,261)	10,237	|	95
Accrued taxes	(12,622)	(16,144)	|	32,249
Refundable gas costs	(35,197)	(30,715)	|	26,716
Other non-current assets			|
and liabilities	(4,403)	(865)	|	532
			|
	14,540	(45,835)	|	89,308
Investment Activities:			|
Capital expenditures	(34,073)	(23,969)	|	(11,875)
Other, net	977	102	|	60
			|
	(33,096)	(23,867)	|	(11,815)
Financing Activities:			|
Change in short-term borrowings	13,282	78,700	|	(80,859)
Cash dividends paid to WICOR, Inc.	-	(10,500)	|	(6,500)
Other, net	(81)	-	|	-
			|
	13,201	68,200	|	(87,359)
			|
Change in Cash and Cash Equivalents	(5,355)	(1,502)	|	(9,866)
Cash and Cash Equivalents at			|
Beginning of Period	6,012	1,502	|	11,368
			|
			|
Cash and Cash Equivalents at End of Period	$ 657	$ -	|	$ 1,502
	========	========	|	========
			|
Supplemental Disclosure of Cash Flow Information			|
Cash paid during the period for:			|
Income taxes, net of refunds	$ 23,948	$ 5,251	|	$ 1,001
Interest	$ 23,005	$ 2,126	|	$ 4,361

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

WISCONSIN GAS COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

General Information
1.

The accompanying unaudited condensed financial statements for Wisconsin Gas Company should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Gas' 2000 Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Gas, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative, however, of the results which may be expected for the entire year 2001 primarily because of seasonal factors.

2.

Due in part to the merger with Wisconsin Energy in April 2000 (see Note 3), Wisconsin Gas has modified certain income statement and balance sheet presentations. Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

MERGER WITH WISCONSIN ENERGY CORPORATION
3.

On April 26, 2000, Wisconsin Energy acquired WICOR for $1.2 billion in cash, including related costs and expenses (the "Merger"). Wisconsin Energy accounted for its acquisition of WICOR as a purchase. The financial statements of Wisconsin Gas for the periods ended before April 27, 2000 were prepared using Wisconsin Gas' historical basis of accounting and are designated as "Predecessor". The excess of the consideration paid by Wisconsin Energy over the estimated fair value of the assets and liabilities of Wisconsin Gas at the Merger Date was approximately $460.4 million and is reflected as goodwill, net of amortization, in the Wisconsin Gas balance sheet as of September 30, 2001 and December 31, 2000. The comparability of the operating results for the Predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments, primarily the amortization of goodwill over a period of forty years. See Note 6 for additional disclosure concerning the amortization of goodwill in future periods.

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

COMPREHENSIVE INCOME
4.

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. As a result of the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") in January 2001 (see Note 5), Wisconsin Gas had the following total comprehensive income for the nine months ended September 30, 2001 and 2000:

			|	Predecessor
		Period from	|	Period from
	Nine months	Merger Date	|	January 1, 2000
	ended	through	|	through
Comprehensive Income	September 30, 2001	September 30, 2000	|	Merger Date
(Thousands of dollars)			|
			|
Net Income	$4,897	$(19,045)	|	$21,532
Other Comprehensive Income (Loss)			|
Unrealized Gains (Losses) During the Period			|
on Derivatives Qualified as Hedges:			|
Unrealized gains due to cumulative			|
Effect of change in accounting principle	3,030	-	|	-
Reclassification for gains included			|
included in net income	(3,030)	-	|	-
Other unrealized gains	216	-	|	-
Total other unrealized gains	216	-	|	-
Net Unrealized Gains During the Period	216	-	|	-
Total Comprehensive Income (Loss)	$5,113	$(19,045)	|	$21,532

DERIVATIVE INSTRUMENTS
5.

The Company follows SFAS, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

As of the date of adoption, SFAS 133 requires that the difference between the fair value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or accumulated other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Wisconsin Gas has a limited number of financial commodity contracts that are defined as derivatives under SFAS 133 and qualify for cash flow hedge accounting. These cash flow hedging instruments are comprised of gas futures and basis swap contracts utilized by Wisconsin Gas to reduce the cost of gas. With the adoption of SFAS 133 as of January 1, 2001 the fair market values of these derivative instruments have been recorded as assets and liabilities on the balance sheet and as a cumulative effect of a change in accounting principle in accumulated other comprehensive income in accordance with the transition provisions of SFAS 133. The impact of this transition as of January 1, 2001 was a $3.0 million increase in accumulated other comprehensive income which was reclassified into earnings during the first nine months of 2001.

Future changes in the fair market values of cash flow hedging instruments, to the extent that the hedges are effective at mitigating the underlying commodity risk, will be recorded in accumulated other comprehensive income. At the date the underlying transaction occurs, the amounts in accumulated other comprehensive income will be reported in earnings. The ineffective portion of the derivative's change in fair value is recorded as a regulatory asset or liability as these transactions are part of the purchased gas adjustment clause.

For the nine month period ended September 30, 2001, the amount of hedge ineffectiveness was immaterial. Wisconsin Gas did not exclude any components of derivative gains or losses from the assessment of hedge effectiveness and there were no reclassifications into earnings as a result of the discontinuance of hedges. As of September 30, the maximum length of time over which Wisconsin Gas is hedging its exposure to the variability in future cash flows forecasted transactions is three months and Wisconsin Gas estimates that gains of $0.2 million will be reclassified from accumulated other comprehensive income into earnings within the 3 months between October 1, 2001 and December 31, 2001 as the hedged transactions affect earnings.

NEW ACCOUNTING PRONOUNCEMENTS
6.

In June, 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Both accounting pronouncements will be effective beginning January 1, 2002, although business combinations which occur after June 30, 2001 are required to be accounted for using the new accounting standards. Under SFAS 141, all future business combinations must be accounted for using the purchase method, thereby eliminating the pooling of interest method. Under SFAS 142, goodwill is no longer subject to amortization. However, goodwill along with other intangibles will be subject to new fair value-based rules for measuring impairment and resulting write-downs, if any, will be reflected as a change in accounting principle during transition and in operating expense in subsequent periods. The transition calls for an impairment test for intangible assets with indefinite lives to be performed in the first quarter of 2002 and for an impairment test for goodwill to be finalized by the end of 2002.

Wisconsin Gas is in the process of evaluating the impact of the new standards. Currently, the Company amortizes goodwill expense. Under SFAS 142, the goodwill expense would be eliminated beginning January 1, 2002. Had this standard been in effect for the current reporting periods, net income would be adjusted as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Thousands of Dollars)	2001	2000	2001	2000

Net (loss) income as reported	$(8,128)	$(12,585)	$4,897	$2,487
Add: Goodwill amortization	2,878	2,813	8,667	4,688
Adjusted net (loss) income	$(5,250)	$(9,772)	$13,564	$7,175

Wisconsin Gas has not yet evaluated the application of the new impairment rules to the recorded goodwill balance and therefore has not yet determined the effect of implementation for that portion of SFAS 142.

SUBORDINATED DEMAND NOTES PAYABLE TO WICOR
7.

On August 7, 2001, the PSCW issued a Notice of Proceeding and Summary Order to Cease and Desist (the "Summary Order") related to the $305 million of subordinated demand notes payable by Wisconsin Gas to WICOR (the "Demand Notes"). The Summary Order requires the Company to cease and desist from making any payments or otherwise giving any effect to the Demand Notes on the grounds that the Company did not receive PSCW approval prior to issuing the Demand Notes. In compliance with this Summary Order, the Company has stopped accruing or, making payments of interest relating to these Demand Notes beginning August 1, 2001. The Summary Order also identifies other statutory and regulatory issues with respect to the Demand Notes and opens a proceeding for the purpose of pursuing the PSCW's inquiry. The Company intends to ask for PSCW approval of the issuance of the Demand Notes and to address the other issues raised by the PSCW. A hearing on this matter is scheduled for December 5, 2001. Management believes that the ultimate resolution of this matter will not have a material adverse financial impact on the Company.

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

Purchase accounting adjustments, principally goodwill, have been pushed down and are reflected in the financial statements of Wisconsin Gas for the periods ended after April 26, 2000 (the "Merger Date"). The financial statements of Wisconsin Gas for the periods ended before the Merger Date, were prepared using Wisconsin Gas' historical basis of accounting and are designated as "Predecessor". The comparability of the operating results for the Predecessor and the periods encompassing push-down accounting are affected by the purchase accounting adjustments including the amortization of goodwill, and related income tax adjustments. Other adjustments to reflect assets and liabilities at fair value as of the Merger Date have been offset by regulatory liabilities or assets because the associated expense and revenue impacts of these adjustments are governed by rate setting policies of the Public Service Commission of Wisconsin (the "PSCW"). Other than the effects related to the integration of certain business functions of Wisconsin Gas and Wisconsin Electric (See Note 3), the business and accounting practices of Wisconsin Gas were not significantly changed as a result of the Merger. Therefore, the post-merger and pre-merger operating results, except as noted, are comparable.

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

RESULTS OF OPERATIONS -- 2001 THIRD QUARTER

OVERALL SUMMARY

The Company typically incurs a loss in the third quarter due to the seasonal nature of the gas distribution business. The net loss for the third quarter of 2001 was $8.1 million compared to a net loss of $12.6 million for the third quarter of 2000. The reduced loss for the three month period resulted primarily from lowered operations and maintenance expenses resulting from the integration of gas operations of Wisconsin Gas and Wisconsin Electric, decreased interest expense relating to the subordinated notes payable to WICOR (See Note 7 -"Subordinated Demand Notes Payable to WICOR" in Part I of this report) partially offset by lower gas margins in the current period.

Operating Revenues, Cost of Gas Sold and Gas Margin:

Revenues, margins and gas sales volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better comparative performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause that does not impact margin. As noted in the table below, gas sales revenue declined by $9.0 million or 13.6 % in the three months ended September 30, 2001 as compared to September 30, 2000, however, $ 8.0 million or 18.9 % of the revenue decrease was offset by a decrease in cost of purchased gas over that same period.

Gas Utility Operations	2001	2000	% Change
	(Millions of Dollars)

Gas Operating Revenues	$57.1	$66.1	(13.6%)
Cost of Gas Sold	34.3	42.3	(18.9%)
Gross Margin	$22.8	$23.8	(4.2%)

The following table compares Wisconsin Gas' gas utility gross margin and natural gas deliveries by customer class during the third quarter of 2001 compared to the third quarter of 2000.

	Gross Margin			Therm Deliveries
Three Months Ended September 30			Three Months Ended September 30
Gas Utility Operations	2001	2000	% Change	2001	2000	% Change
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$13.4	$13.4	-	31.0	31.8	(2.5%)
Commercial/Industrial	3.3	3.2	3.1%	19.0	19.8	(4.0%)
Interruptible	0.2	0.3	(33.3%)	2.9	3.3	(12.1%)
Total Retail Gas Gross Margin	16.9	16.9	-	52.9	54.9	(3.6%)
Transported Customer-Owned Gas	4.6	4.9	(6.1%)	86.9	94.1	(7.7%)
Other-Operating	1.3	2.0	(35.0%)	-	-	-
Total Operating Gross Margin	$22.8	$23.8	(4.2%)	139.8	149.0	(6.2%)

Weather -- Degree Days (a)
Heating (154 Normal)				162	184	(12.0%)

 (a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Total therm deliveries of natural gas decreased by 6.2 % during the third quarter of 2001. The reduction was due to warmer weather in 2001 compared to 2000 which effected volumes in the residential and small commercial customer classes. Transportation and large commercial volumes were impacted from the weakening economy. Gas margins were down 4.2% reflecting the 6.2% volume reduction, but were partially offset by an increase in average number of customers which favorably impacted the fixed component of operating revenues that is not impacted by decreased volumes.

Other Operation and Maintenance Expenses:

Other operation and maintenance expenses decreased by $5.5 million or 26.7% during the third quarter of 2001 when compared with the third quarter of 2000. The majority of this decrease resulted from expense reductions, primarily labor related, resulting from the consolidation and integration of common support processes of Wisconsin Gas and the gas utility operations of Wisconsin Electric.

Interest Expense:

Interest expense for the third quarter of 2001 was $5.4 million, a decrease of $2.2 million over the interest expense in the third quarter of 2000. The decrease reflects a reduction of $2.5 million in interest on the subordinated notes payable to WICOR. The reduction due to the WICOR notes relates to the Summary Order issued by the PSCW. For more information regarding the Summary Order, see Item 1, "Note 7 -- Subordinated Demand Notes Payable to WICOR" in Part I of this report. This decrease was partially offset by increased commercial paper borrowings which were needed to fund higher average working capital requirements during the period, including accounts receivable and gas storage costs.

Other Income (Expense):

Other income (expense) improved by $0.3 million to income of $246,000 for the three months ended September 30, 2001 compared to expense of $49,000 in the three months ended September 30, 2000. The improvement related to reduced expenses associated with the Company's non-regulated subsidiaries and in part to the integration of the operations of Wisconsin Gas and Wisconsin Electric.

Income Taxes:

Income tax benefit as a percent of pre-tax loss was 33.3% in the third quarter of 2001 versus 32.5% in the third quarter of 2000. The effective income tax rate is below the statutory rate for both periods primarily due to the non-deductibility of goodwill for income tax purposes which reduces the pre-tax loss that can be benefited for tax purposes.

RESULTS OF OPERATIONS -- 2001 YEAR-TO-DATE

OVERALL SUMMARY

During the first nine months of 2001, net income was $4.9 million compared to a net income of $2.5 million for the nine months ended September 30, 2000. The increase in net income for the nine month period resulted primarily from reduced operations and maintenance expenses resulting from the integration of gas operations of Wisconsin Gas and Wisconsin Electric (see Note 3), and improved gas margins experienced during the 2001 winter heating season partially offset by the negative impacts of the higher interest expense, and goodwill amortization. The increased interest expense relate to the subordinated notes payable to WICOR and increased commercial paper borrowings. The increased goodwill amortization relates to the Merger which was effective during only a portion of the 2000 period.

Operating Revenues, Cost of Gas Sold and Gas Margin:

Revenues, margins and gas sales volumes are summarized below. As noted in the table below, gas sales revenue grew by $159.5 million or 48.3 % in the nine months ended September 30, 2001 as compared to September 30, 2000, however $156.2 million or 78.7 % of that increase was offset by the higher cost of purchased gas over that same period.

Gas Utility Operations	2001	2000	% Change
	(Millions of Dollars)

Gas Operating Revenues	$489.5	$330.0	48.3%
Cost of Gas Sold	354.7	198.5	78.7%
Gross Margin	$134.8	$131.5	2.5%

The following table compares Wisconsin Gas' gas utility gross margins and natural gas therm deliveries by customer class during the first nine months of 2001 compared to 2000.

	Gross Margin			Therm Deliveries
Nine Months Ended September 30			Nine Months Ended September 30
Gas Utility Operations	2001	2000	% Change	2001	2000	% Change
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$87.8	$83.7	4.9%	312.8	295.9	5.7%
Commercial/Industrial	22.0	21.2	3.8%	163.6	161.1	1.6%
Interruptible	1.0	1.2	(16.7%)	12.5	16.4	(23.8%)
Total Retail Gas Sales Margin	110.8	106.1	4.4%	488.9	473.4	3.3%
Transported Customer-Owned Gas	19.2	19.9	(3.5%)	337.9	366.1	(7.7%)
Other	4.8	5.5	(12.7%)	-	-
Total Gross Margin	$134.8	$131.5	2.5%	826.8	839.5	(1.5%)

Weather -- Degree Days (a)
Heating (4,419 Normal)				4,404	4,067	8.3%

 (a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Total therm deliveries of natural gas decreased by 1.5% during the first nine months of 2001, but varied within customer categories. Volume deliveries for residential and commercial customer classes increased by 5.7% and 1.6% respectively reflecting the colder weather experienced during the winter heating season which was 8.3% colder as measured by heating degree days. The increase caused by colder weather was partially offset by customer conservation due to the higher cost of gas and the weaker economy which effected commercial consumption. Transportation volumes were 7.7% lower than the prior year reflecting fuel switching to lower cost fuel options and the weakening economy.

Despite the reduction in overall gas volumes, gas margins increased by $3.3 million or 2.5%, during the nine months ended September 30, 2001 compared to 2000. This increase resulted from the favorable impact of higher residential and small commercial deliveries which generate higher margins per therm than large industrial and transportation deliveries.

Other Operation and Maintenance Expenses:

Other operation and maintenance expenses decreased by $13.4 million or 19.7% during the first nine months of 2001 when compared with the first nine months of 2000. The majority of this decrease resulted from expense reductions, primarily labor related, resulting from the consolidation and integration of common support processes of Wisconsin Gas and the gas utility operations of Wisconsin Electric.

Goodwill Amortization:

Goodwill amortization increased $4.0 million to $8.7 million for the nine months ended September 30, 2001. The increase was due to the timing of the Merger which resulted in amortization for only 5 months in the 2000 period. Wisconsin Gas is currently amortizing the $460.4 million of allocated goodwill over a 40 year life.

Interest Expense:

Interest expense for the first nine months of 2001 was $23.5 million, an increase of $6.8 million over the interest expense in the first nine months of 2000. The increase reflects interest on the subordinated notes payable to WICOR totaling $4.7 million and an increase in interest expense relating to short-term commercial paper borrowings of $2.1 million. Increased commercial paper borrowings were needed to fund higher average working capital requirements during the period, including accounts receivable and gas storage costs, which were impacted by the increased cost of natural gas.

Other Income (Expense):

Other income (expense) improved by $1.5 million to income of $0.4 million for the nine months ended September 30, 2001 compared to expense of $1.1 million in the nine months ended September 30, 2000. The improvement related to reduced expenses associated with the Company's non-regulated subsidiaries due in part to the integration of the operations of Wisconsin Gas and Wisconsin Electric and reduced contributions to the WICOR foundation.

Income Taxes:

Income tax expense as a percent of pre-tax income was 60.8% in the first nine months of 2001 versus 61.2% in the nine months of 2000. The effective income tax rate is above the statutory rate for both periods primarily due to the non-deductibility of goodwill for income tax purposes which increases the pre-tax income for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Gas' cash flows during the first nine months of 2001 and 2000:

	Nine Months Ended September 30
	2001	2000
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$14.5	$43.5
Investing Activities	(33.1)	(35.7)
Financing Activities	13.2	(19.2)

Operating Activities

Cash provided by operating activities was $14.5 million in the first nine months of 2001 compared with $43.5 million during the same period in 2000. Operating cash flow in both periods reflects the seasonal effects of working capital balances for gas distribution companies which are generally lower in the summer months. The reduction in operating cash flow between periods related primarily to the following factors (1) an increase in working capital requirements associated with higher gas costs effecting primarily the net change between accounts receivable, gas storage and accounts payable balances, (2) an increase in income taxes paid during the first quarter of 2001 resulting primarily from the payment of the income tax liability accrued at December 31, 2000, and (3) a reduction in the unusually large refundable gas cost balance existing at December 31, 2000.

Investing Activities

During the first nine months of 2001, Wisconsin Gas spent $34.1 million on capital expenditures down from the $35.8 million of expenditures in the comparable 2000 period.

Financing Activities

During the first nine months of 2001, Wisconsin Gas increased its outstanding borrowings under its commercial paper program by $13.3 million to finance working capital needs primarily related to gas storage. No dividends were declared or paid to WICOR during the first nine months of 2001.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining quarter of 2001 are expected to be met through a combination of internal sources of funds from operations supplemented by short-term borrowings as needed.

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

	S&P	Moody's	Fitch

Commercial Paper	A-1	P-1	F1+
Unsecured Senior Debt	A	Aa2	AA-

S&P's, Moody's and Fitch's current outlook for Wisconsin Gas is stable.

On October 18, 2001, Standard and Poor's announced it was lowering the rating of Wisconsin Gas. As reflected in the above table, Wisconsin Gas's commercial paper rating was changed from A-1+ to A-1 and senior unsecured debt rating was changed from AA- to A.

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

Capital Requirements

Capital requirements during the remainder of 2001 are expected to be principally for construction expenditures. Wisconsin Gas' total consolidated capital expenditure budget for the remainder of 2001 is approximately $21.4 million.

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

GUARDIAN PIPELINE

On June 5, 2001 the PSCW approved construction of the 35-mile Wisconsin Gas Lateral. The lateral will connect Wisconsin Gas' existing gas distribution facilities to the Guardian Pipeline, which will bring natural gas from the Chicago market hub to southeastern Wisconsin. Construction on the Wisconsin Gas Lateral is scheduled to begin in Spring 2002 following completion of land and right of way acquisition and commercial operation is expected to begin in the fall of 2002. In addition, Guardian Pipeline, L.L.C. closed on $180 million of project financing for construction of the pipeline on November 9, 2001. Guardian Pipeline, L.L.C. is a partnership of three Midwestern energy companies: WICOR, a subsidiary of Wisconsin Energy, CMS Energy, and Viking Gas Transmission, a wholly owned subsidiary of Xcel Energy Inc.

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

Operating, Financial and Industry Factors
  Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related or terrorism-related damage; unplanned maintenance or repairs; unanticipated changes in gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by natural gas suppliers under existing gas supply contracts; environmental incidents; gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.
  Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; distribution system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; or changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin Department of Natural Resources.
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
  Changes in social attitudes regarding the utility industry.
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
  Authoritative generally accepted accounting principle or policy changes, such as issuance during the summer of 2001, of SFAS 142 , Goodwill and Other Intangible Assets, and SFAS 143, Accounting for Asset Retirement Obligations, from such standard setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission.
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

*****

For certain other information which may impact Wisconsin Gas' future financial condition or results of operations, see Item 1, Financial Statements -- "Notes to Financial Statements," in Part I of this report.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of Wisconsin Gas' 2000 Annual Report on Form 10-K and Item 1, Legal Proceedings, in Part II of Wisconsin Gas' Quarterly Reports on Form 10-Q for the period ended June 30, 2001.

UTILITY RATES AND REGULATORY MATTERS

Cease and Desist Order Relating to the Subordinated Demand Notes Payable to WICOR, Inc.:   On August 7, 2001, the PSCW issued a Notice of Proceeding and Summary Order to Cease and Desist (the "Summary Order") related to the $305 million of subordinated demand notes payable by Wisconsin Gas to WICOR (the "Demand Notes"). The Summary Order requires the Company to cease and desist from making any payments or otherwise giving any effect to the Demand Notes on the grounds that the Company did not receive PSCW approval prior to issuing the Demand Notes. In compliance with this Summary Order, the Company has stopped accruing or, making payments of interest relating to these Demand Notes beginning August 1, 2001. The Summary Order also identifies other statutory and regulatory issues with respect to the Demand Notes and opens a proceeding for the purpose of pursuing the PSCW's inquiry. The Company intends to ask for PSCW approval of the issuance of the Demand Notes and to address the other issues raised by the PSCW. A hearing on this matter is scheduled for December 5, 2001. Management believes that the ultimate resolution of this matter will not have a material adverse financial impact on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  EXHIBITS

The following Exhibit is filed or incorporated by reference in this Form 10-Q report:

Exhibit No.
10.1	Service Agreement, dated May 1, 2001, between Wisconsin Energy Corporation and its affiliates
  REPORTS ON FORM 8-K

No reports on Form 8-K were filed by Wisconsin Gas during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN GAS COMPANY
(Registrant)

/s/STEPHEN P. DICKSON

Date: November 13, 2001	Stephen P. Dickson, Controller, Chief Accounting Officer and duly authorized officer

WISCONSIN GAS COMPANY
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
EXHIBIT INDEX

The following exhibit is filed with or incorporated by reference in this report:

Exhibit No.
10.1	Service Agreement, dated May 1, 2001, between Wisconsin Energy Corporation and its affiliates