Form 10-K405
period 2001-12-31
WISCONSIN GAS CO
filed 2002-03-28
CIK 107819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission	Registrant; State of Incorporation	IRS Employer
File Number	Address; and Telephone Number	Identification No.

001-07530	WISCONSIN GAS COMPANY	39-0476515
(A Wisconsin Corporation)
231 West Michigan Street
P.O. Box 2046
Milwaukee, WI 53201
(414) 221-2345

Securities registered pursuant to Section 12 (b) of the Act:       None
Securities registered pursuant to Section 12 (g) of the Act:       None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

All of the common stock of Wisconsin Gas Company is held by WICOR, Inc., a wholly owned subsidiary of Wisconsin Energy Corporation.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (February 28, 2002):

Common Stock, $8.00 Par Value, 1,125 shares outstanding

Documents Incorporated by Reference
None.

Reduced Disclosure Format
The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format.

WISCONSIN GAS COMPANY

FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 2001

TABLE OF CONTENTS
Item	Page
PART I

1. Business ...................................................................................................................................
Introduction ..........................................................................................................................
Utility Operations ..............................................................................................................
Gas Operations ................................................................................................................
Gas Deliveries ............................................................................................................
Competition ................................................................................................................
Gas Supply, Pipeline Capacity and Storage ...............................................................
Water Operations ............................................................................................................
Utility Rate Matters ..........................................................................................................
Regulation ..............................................................................................................................
Environmental Compliance ...................................................................................................
Other ......................................................................................................................................

2. Properties ...................................................................................................................................

3. Legal Proceedings .....................................................................................................................
Environmental Matters ..........................................................................................................
Utility Rate Matters ...............................................................................................................

4. Submission of Matters to a Vote of Security Holders ...............................................................
Executive Officers of the Registrant.......................................................................................

PART II

5. Market for Registrant's Common Equity and Related Stockholder Matters .............................

6. Selected Financial Data .......................................................................................................

7. Management's Discussion & Analysis of Financial Condition & Results of Operations .........
Corporate Developments ....................................................................................................
Introduction .......................................................................................................................
Corporate Strategy ............................................................................................................
Business Opportunities ................................................................................................
Results of Operations ..........................................................................................................
Earnings ............................................................................................................................
Operating Revenues, Cost of Gas Sold and Gross Margins ........................................
Gross Margins and Therm Deliveries ..........................................................................
Other Items ...................................................................................................................
Liquidity and Capital Resources ............................................................................................
Cash Flows .....................................................................................................................
Operating Activities .....................................................................................................
Investing Activities ......................................................................................................
Financing Activities .....................................................................................................
Capital Resources and Requirements ................................................................................
Capital Resources .........................................................................................................
Capital Requirements....................................................................................................
Factors Affecting Results, Liquidity and Capital Resources .................................................
Market Risks and Other Significant Risks ........................................................................
Rates and Regulatory Matters ..........................................................................................
Environmental Matters .....................................................................................................
Legal Matters ....................................................................................................................
Industry Restructuring and Competition ...........................................................................
Accounting Developments ................................................................................................
Significant Accounting Policies .......................................................................................
Cautionary Factors ...........................................................................................................

7A.Quantitative and Qualitative Disclosures About Market Risk ..................................................

8. Financial Statements and Supplementary Data.......................................................................
Income Statements ..............................................................................................................
Balance Sheets ....................................................................................................................
Statements of Cash Flows ...................................................................................................
Statements of Capitalization .................................................................................................
Statements of Common Equity ..............................................................................................
Notes to Financial Statements .............................................................................................
Note A -- Summary of Significant Accounting Policies .................................................
Note B -- Mergers and Acquisitions ................................................................................
Note C -- Income Taxes ...................................................................................................
Note D -- Common Equity ...............................................................................................
Note E -- Long-Term Debt ...............................................................................................
Note F -- Short-Term Debt ...............................................................................................
Note G -- Derivative Instruments .....................................................................................
Note H -- Fair Value of Financial Instruments .................................................................
Note I -- Benefits ..............................................................................................................
Note J -- Commitments and Contingencies .....................................................................
Note K -- Transactions with Associated Companies ........................................................
Note L -- Quarterly Financial Data (Unaudited) ...............................................................
Report of Independent Public Accountants -- Arthur Andersen LLP ...................................
Report of Independent Accountants -- PricewaterhouseCoopers LLP ................................

9. Changes in & Disagreements with Accountants on Accounting and Financial Disclosure.....

PART III

10. Directors and Executive Officers of the Registrant .............................................................

11. Executive Compensation .................................................................................................

12. Security Ownership of Certain Beneficial Owners and Management.................................

13. Certain Relationships and Related Transactions .................................................................

PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ......................................

Signatures ..................................................................................................................................

Exhibit Index .............................................................................................................................

PART I
ITEM 1.	BUSINESS

INTRODUCTION

Wisconsin Gas Company ("Wisconsin Gas" or the "Company") is a Wisconsin corporation and is a wholly-owned subsidiary of WICOR, Inc. ("WICOR"). On April 26, 2000, WICOR completed an Agreement and Plan of Merger (the "Merger") with Wisconsin Energy Corporation ("Wisconsin Energy"), pursuant to which all of the outstanding common stock of WICOR was acquired by Wisconsin Energy and WICOR become a wholly-owned subsidiary of Wisconsin Energy. The Company, in turn, became an indirect wholly-owned subsidiary of Wisconsin Energy. The Company maintains its principal executive offices in Milwaukee, Wisconsin. The Company is the largest natural gas distribution public utility in Wisconsin, operating throughout Wisconsin. The Company is subject to the jurisdiction of the Public Service Commission of Wisconsin ("PSCW") as to various phases of its operations, including rates, service and issuance of long-term securities.

In November 1998, the Company entered the water utility business by acquiring the water distribution system of a Milwaukee suburb serving about 500 customers. The Company acquired another small water utility in November 1999, and served approximately 2,200 customers by the end of 2001.

General Information About the Company's Business   Wisconsin Gas' business is highly seasonal, particularly as to residential and commercial sales of gas for space heating purposes, with a substantial portion of its sales occurring in the winter heating season. The following table sets forth the volumes of natural gas delivered by Wisconsin Gas to its customers. The sales volumes represent quantities sold and delivered to customers by the Company. The volumes shown as transported represent customer-owned gas that was delivered by Wisconsin Gas to such customers.

	December 31, 2001		December 31, 2000
	Therms (a)	Percent	Therms (a)	Percent
	(Millions)		(Millions)
Customer Class - Sales
Residential	437.9	38.3%	468.0	37.3%
Commercial/Industrial Firm	233.3	20.4%	254.0	20.3%
Commercial/Industrial Interruptible	16.8	1.4%	22.7	1.8%
Total Sales	688.0	60.1%	744.7	59.4%
Transported	456.8	39.9%	508.7	40.6%
Total Gas Throughput	1,144.8	100.0%	1,253.4	100.0%

(a)	One therm equals 100,000 BTU's

The maximum daily send-out of Wisconsin Gas during 2001 was 714,413 dekatherms on February 2, 2001.

Cautionary Factors:   A number of forward-looking statements are included in this document. When used, the terms, "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including factors described throughout this document and in "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

UTILITY OPERATIONS

GAS OPERATIONS

The Company's gas operations are authorized to provide retail gas distribution service in designated territories in the state of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities. The Company also transports customer-owned gas. Wisconsin Gas operates throughout the state of Wisconsin including the City of Milwaukee.

Termination of Proposed Combination of Gas Utility Operations:   On November 1, 2000, Wisconsin Electric Power Company ("Wisconsin Electric"), Wisconsin Energy's wholly-owned electric, gas and steam utility subsidiary, and Wisconsin Gas filed a joint application with the PSCW for authority to transfer the physical gas utility assets of Wisconsin Electric together with certain liabilities associated with such assets, to Wisconsin Gas in return for stock in Wisconsin Gas. In anticipation of this combination, and to balance the capital structure of Wisconsin Gas, WICOR entered into a series of transactions to balance its capital structure. These transactions included dividends from Wisconsin Gas to WICOR in the form of notes payable. As of December 31, 2000, the notes payable totaled $305 million. During 2001 and 2000, the Company recorded interest expense totaling $11.5 million and $11.1 million, respectively related to the notes. On December 4, 2001, Wisconsin Electric and Wisconsin Gas entered into a stipulation with the PSCW whereby Wisconsin Gas withdrew its application to combine the gas operations of Wisconsin Electric under Wisconsin Gas in the manner described above. Under the stipulation agreement, Wisconsin Gas and WICOR agreed to reverse the 2000 dividend transactions and reverse interest expense on the intercompany notes. Under generally accepted accounting principles, WICOR's cancellation of the $305 million notes in December 2001 was recorded as a capital contribution and repayment of interest (net of taxes) was recorded as an adjustment to retained earnings. Wisconsin Energy operates the gas business of Wisconsin Electric and Wisconsin Gas as one operation to achieve operating efficiencies and improved reliability.

Gas Deliveries

The Company's gas utility business is highly seasonal due to the heating requirements of residential and commercial customers. Annual gas sales are also impacted by the variability of winter temperatures.

During the twelve months of 2001, Wisconsin Gas delivered a total of approximately 1,144.8 million therms, including customer-owned transported gas, a 8.7% decrease compared with 2000. At December 31, 2001, Wisconsin Gas was transporting gas for approximately 1,200 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 40% of total therms delivered by Wisconsin Gas during all of 2001 and 2000 and 41% during 1999. Wisconsin Gas had approximately 554,000 customers at December 31, 2001, an increase of approximately 1.4% since December 31, 2000.

Sales to Large Gas Customers:   The Company provides gas utility service to a diversified base of industrial customers who are largely within the electric service territory of Wisconsin Electric. Wisconsin Gas is the gas distribution utility for the Valley and Milwaukee County Power Plants of Wisconsin Electric. Major industries served include the paper, food products and fabricated metal products industries.

Gas Deliveries Growth:   Assuming moderate growth in the economy of its gas service territories and normal weather, the Company currently forecasts total therm deliveries of natural gas to grow at a compound annual rate of approximately 0.7% over the five-year period ending December 31, 2006.

Competition

Competition in varying degrees exists between natural gas and other forms of energy available to consumers. Many of the Company's large commercial and industrial customers are dual-fuel customers that are equipped to switch between natural gas and alternate fuels. Wisconsin Gas offers lower-priced interruptible rates and transportation services for these customers to enable them to reduce their energy costs and use gas rather than other fuels. Under gas transportation agreements, customers purchase gas directly from gas marketers and arrange with interstate pipelines and Wisconsin Gas to have the gas transported to the facilities where it is used. The Company earns substantially the same margin (difference between revenue and cost of gas), whether it sells and transports gas to customers or only transports their gas.

Wisconsin Gas' future ability to maintain its present share of the industrial dual-fuel market (the market that is equipped to use gas or other fuels) depends on the success of the Company and third-party gas marketers in obtaining long-term and short-term supplies of natural gas at marketable prices and its success in arranging or facilitating competitively-priced transportation service for those customers that desire to buy their own gas supplies.

Federal and state regulators continue to implement policies to bring more competition to the gas industry. For information concerning proceedings by the PSCW to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7. While the gas utility distribution function is expected to remain a heavily regulated, monopoly function, the sales of the natural gas commodity and related services are expected to become increasingly subject to competition from third parties. However, it remains uncertain if and when the current economic disincentives for small customers to choose an alternative gas commodity supplier may be removed such that the Company begins to face competition for the sale of gas to its smaller firm customers.

Gas Supply, Pipeline Capacity and Storage

Wisconsin Gas has been able to meet its contractual obligations with both its suppliers and customers despite periods of severe cold and unseasonably warm weather.

Pipeline Capacity and Storage:   Interstate pipelines serving Wisconsin originate in three major gas producing areas of North America:  the Oklahoma and Texas basins, the Gulf of Mexico and western Canada. Wisconsin Gas has contracted for long-term firm capacity from each of these areas. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of the supply portfolios and that Canada represents an important long-term source of reliable, competitively-priced gas.

Because of the daily and seasonal variations in gas usage in Wisconsin, Wisconsin Gas has also contracted for substantial underground storage capacity, primarily in Michigan. Storage enables the Company to manage significant changes in daily demand and to optimize its overall gas supply and capacity costs. In summer, gas in excess of market demand is transported into the storage fields, and in winter, gas is withdrawn from storage and combined with gas purchased in or near the production areas ("flowing gas") to meet the increased winter market demand. As a result, Wisconsin Gas can contract for less long-line pipeline capacity than would otherwise be necessary, and can purchase gas on a more uniform daily basis from suppliers year-round. Each of these capabilities enables Wisconsin Gas to reduce its overall costs.

Wisconsin Gas also maintains high deliverability storage in the mid-continent and Southeast production areas, as well as in its market area. This storage capacity is designed to deliver gas when other supplies cannot be delivered during extremely cold weather in the producing areas, which can reduce long-line supply.

The Company holds firm daily transportation and storage capacity entitlements from pipelines and other service providers under long-term contracts.

Term Gas Supply:   Wisconsin Gas has contracts for firm supplies with terms in excess of 30 days with more than 20 gas suppliers for gas produced in each of the three producing areas discussed above. The term contracts have varying durations so that only a portion of the companies' respective firm gas supply expires in any year. Management believes that the volume of gas under contract is sufficient to meet its forecasted firm peak day demand.

Secondary Market Transactions:   Capacity release is a mechanism by which pipeline long-line and storage capacity and gas supplies under contract can be resold in the secondary market. Local distribution companies, such as Wisconsin Gas, must contract for capacity and supply sufficient to meet the firm peak day demand of its customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to ratepayers, subject to the Wisconsin Gas gas cost incentive mechanism pursuant to which the Company has an opportunity to share in the cost savings. See "Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters" in Item 7 for information on the gas cost recovery mechanism and gas cost incentive mechanism. During 2001, Wisconsin Gas continued its active participation in the capacity release market.

Spot Market Gas Supply:   Wisconsin Gas expects to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. The Company has supply relationships with a number of sellers from whom it purchases spot gas.

Guardian Pipeline:   In March 1999, WICOR announced the formation of a joint venture, Guardian Pipeline, L.L.C., to construct the Guardian interstate natural gas pipeline from the Joliet, Illinois market hub to southeastern Wisconsin ("Guardian Pipeline"). On March 14, 2001, the Federal Energy Regulatory Commission ("FERC") issued a certificate of public convenience and necessity authorizing construction and operation of the Guardian Pipeline. The Guardian Pipeline is expected to serve growing demand for natural gas in Wisconsin and Northern Illinois. For more information about Guardian Pipeline see "Note J -- Commitments and Contingencies" in the Notes to Financial Statements in Item 8.

WATER OPERATIONS

Water Operations:   To leverage off of operational similarities with its natural gas business, Wisconsin Gas entered the water utility business in November 1998. As of December 31, 2001, the water utility served about 2,200 water customers in the suburban Milwaukee area compared with approximately 1,840 customers at December 31, 2000. The Company also provides contract services to local municipalities and businesses within its service territory for water system repair and maintenance. During 2001, the water utility had $1.1 million of operating revenues compared with $0.9 million of operating revenues during 2000.

UTILITY RATE MATTERS

See "Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters" in Item 7.

REGULATION

Wisconsin Gas is subject to the regulation of the PSCW as to retail gas and water rates in the state of Wisconsin, standards of service, issuance of long-term securities, construction of new facilities, transactions with affiliates, billing practices and various other matters. Wisconsin Gas rates were set within the framework of the Productivity-based Alternative Ratemaking Mechanism ("PARM"), which was established in 1994. For further information concerning the PARM, see "Rates and Regulatory Matters" in Item 7.

Gas Cost Recovery   Wisconsin Gas' rates traditionally contain clauses providing for periodic rate adjustments, with PSCW approval, to reflect changes in purchased gas costs, including the recovery of transition costs passed through by pipeline suppliers. See "Transition Cost Recovery Policy" below.

The PSCW approved a performance-based gas cost recovery mechanism ("GCRM") which was in effect for three years beginning November 1, 1997 and expiring October 31, 2000. With the post-2000 replacement GCRM under review, the PSCW subsequently authorized an extension of the existing GCRM commencing November 1, 2000, through such time as a replacement GCRM (see discussion below) was ordered. See "Rates and Regulatory Matters" in Item 7.

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

Affiliated Interest Policies Docket:   From late 1998 through early 2000, the PSCW reviewed the policies on standards of conduct governing diversification of activities that can be performed within a utility and utility affiliates. The Wisconsin Gas position is that state policy should protect competition, not individual competitors, and that customers should have the choice to use either Wisconsin Gas or another vendor for these products and services. In April 2000, the PSCW issued an order that allows utilities to continue to provide and sell products and services other than core utility products as long as the related costs are fully allocated and not subsidized by ratepayers.

ENVIRONMENTAL COMPLIANCE

Manufactured Gas Plant Sites

The Company is reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. See "Note J -- Commitments and Contingencies" in the Notes to Financial Statements in Item 8.

OTHER

Employees:   At December 31, 2001, the Company had 783 total employees 626 of which were represented under labor agreements.
ITEM 2.	PROPERTIES

Wisconsin Gas owns a distribution system which, on December 31, 2001, included approximately 9,900 miles of distribution and transmission mains. Wisconsin Gas' distribution system consists almost entirely of plastic and coated steel pipe. Wisconsin Gas owns office buildings in certain communities in which it serves, gas regulating and metering stations, peaking facilities and its major service centers, including garage and warehouse facilities. In 2001, the Company announced that it expects to sell the former main office building of Wisconsin Gas in Milwaukee.

Where distribution mains and services occupy private property, Wisconsin Gas in some, but not all, instances has obtained consents, permits or easements for such installations from the apparent owners or those in possession, generally without an examination of title.
ITEM 3.	LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

Wisconsin Gas is subject to federal, state and certain local laws and regulations governing the environmental aspects of its operations. The Company believes that, perhaps with immaterial exceptions, its existing facilities are in compliance with applicable environmental requirements.

See "Note J -- Commitments and Contingencies" in the Notes to Financial Statements in Item 8, which is incorporated by reference herein, for a discussion of matters related to certain manufactured gas plant sites.

Columbia Propane Lawsuit:   In 1999, Wisconsin Gas was sued by Columbia Propane LP in the Circuit Court of Wood County, Wisconsin for an estimated $5 million in clean up costs related to a manufactured gas plant site in Marshfield, Wisconsin. The gas plant was owned and operated by People's Gas until 1960 when Wisconsin Gas acquired the assets of People's Gas subject to the terms of an Asset Purchase Agreement. In 1962, Wisconsin Gas sold the site to Columbia Propane. Columbia Propane asserts in the lawsuit that Wisconsin Gas stands in the shoes of People's Gas and is liable for environmental liabilities. Wisconsin Gas contested the liability and filed a motion for summary judgment contending that as a matter of law it was not liable for the clean up costs. The judge granted Wisconsin Gas' motion for summary judgment and dismissed the complaint, but on December 28, 2001, the Wisconsin Court of Appeals reversed the trial court and remanded the matter back for trial on the issue as to whether the parties intended tort liability to be assumed by Wisconsin Gas under the terms of the Asset Purchase Agreement. On January 29, 2002, Wisconsin Gas filed with the Wisconsin Supreme Court a Petition for Review, which is pending.

UTILITY RATE MATTERS

See "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 for information concerning rate matters in the jurisdictions where Wisconsin Gas does business.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2)(c).

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 2001 and positions of the executive officers of Wisconsin Gas are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.
Richard A. Abdoo (57):

Chairman of the Board, President and Chief Executive Officer of Wisconsin Energy since 1991. Chairman of the Board and Chief Executive Officer of Wisconsin Electric since 1990. Chairman of the Board and Director of Wisconsin Gas since April 2000. Director of Wisconsin Energy since 1988. Director of Wisconsin Electric since 1989.

Stephen P. Dickson (41):

Controller of Wisconsin Energy and Wisconsin Electric since April 2000. Controller of Wisconsin Gas since June 1998. Director of Business Risk Consulting Services of Arthur Andersen from 1997 to 1998. Senior Manager of Arthur Andersen from 1995 to 1997.

Paul Donovan (54):

Senior Vice President and Chief Financial Officer of Wisconsin Energy since August 1999, and of Wisconsin Electric and Wisconsin Gas since July 2000. Executive Vice President and Chief Financial Officer of Sundstrand Corporation from 1990 and 1998, respectively, to 1999.

Richard R. Grigg (53):

Senior Vice President of Wisconsin Energy since July 2000. President and Chief Operating Officer of Wisconsin Electric since 1995 and Wisconsin Gas since July 2001. Vice President of Wisconsin Energy from 1995 to June 2000. Chief Nuclear Officer of Wisconsin Electric from December 1996 to March 1998. Director of Wisconsin Energy since 1995. Director of Wisconsin Electric since 1994 and Director of Wisconsin Gas since April 2000.

Larry Salustro (54):

Senior Vice President and General Counsel of Wisconsin Energy, Wisconsin Electric and Wisconsin Gas since July 2000. Vice President of Wisconsin Electric from 1997 through June 2000. Regional Vice President -- Law and Governmental Affairs with AT&T from 1995 to 1997.

George E. Wardeberg (66):

Vice Chairman of the Board of Wisconsin Energy, Wisconsin Electric and Wisconsin Gas and Director of Wisconsin Energy and Wisconsin Electric since April 2000. Director of WICOR and Wisconsin Gas since 1992. Chairman of the Board of WICOR from 1997 to April 2000 and Chief Executive Officer of WICOR from 1994 to April 2000.

Certain executive officers also hold offices in Wisconsin Energy's subsidiaries.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

WICOR owns all the issued and outstanding common stock of the Company. On April 26, 2000, WICOR became a wholly-owned subsidiary of Wisconsin Energy.

Dividends declared on the common stock of Wisconsin Gas during the two most recent fiscal years are set forth below. With the exception of the special dividends in the second and fourth quarters of 2000, dividends were paid entirely in cash. Dividends were paid to the sole common stockholder of Wisconsin Gas, WICOR.

Quarter	2001	2000
(Millions of Dollars)

First	$ -	$6.5
Second (a)	-	261.5
Third	-	4.0
Fourth (a)	-	54.0
Total	$ -	$326.0
	====	=====

  During the second and fourth quarters of 2000, the Board of Directors declared two special dividends of $255.0 million and $50.0 million, respectively, which were financed by demand notes payable to WICOR. Based on a Consent Order issued by the PSCW, these dividends were reversed in December 2001 and recorded as a capital contribution. For further information, see "Note D -- Common Equity" in the Notes to Financial Statements.

In 2001, Wisconsin Gas suspended declaration of dividends in order to retain sufficient cash to fund interest payments due on the demand notes payable to WICOR and to fund ongoing construction activity.

Various financing arrangements and regulatory requirements impose certain restrictions on the ability of Wisconsin Gas to transfer funds to WICOR or Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, Wisconsin Gas is prohibited from loaning funds, either directly or indirectly, to WICOR or Wisconsin Energy.
ITEM 6.	SELECTED FINANICAL DATA

Omitted pursuant to General Instruction I(2)(a).
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

INTRODUCTION

Wisconsin Gas Company ("Wisconsin Gas" or the "Company"), a wholly-owned subsidiary of Wisconsin Energy Corporation ("Wisconsin Energy"), the oldest and largest natural gas distribution utility in Wisconsin, is a public utility engaged in the distribution of natural gas throughout Wisconsin. Most of Wisconsin Gas' revenues are derived from natural gas delivered in southeastern Wisconsin.

Acquisition of WICOR, Inc.:   On April 26, 2000, Wisconsin Energy acquired WICOR, Inc. ("WICOR") in a business combination ("WICOR merger") that was accounted for as a purchase. WICOR was a diversified utility holding company with utility and non-utility energy subsidiaries as well as pump manufacturing subsidiaries. Following the merger, WICOR and its subsidiaries, including Wisconsin Gas, became subsidiaries of Wisconsin Energy. Wisconsin Energy has integrated the gas operations of Wisconsin Electric Power Company ("Wisconsin Electric"), Wisconsin Energy's wholly-owned electric, gas and steam utility subsidiary, and Wisconsin Gas as well as many corporate support areas. On November 1, 2000, Wisconsin Electric and Wisconsin Gas filed an application with the Public Service Commission of Wisconsin ("PSCW") for authority to transfer Wisconsin Electric's gas utility assets together with certain identified liabilities associated with such assets. On December 4, 2001, Wisconsin Electric and Wisconsin Gas entered into a stipulation with the PSCW in which a Consent Order was issued by the PSCW providing for the withdrawal of the joint application. For further information on the stipulation, see "Note B -- Mergers and Acquisitions" in the Notes to Financial Statements. Wisconsin Energy continues to operate the gas business of Wisconsin Electric and Wisconsin Gas as one operation to achieve operating efficiencies and improved reliability.

Cautionary Factors:   A number of forward-looking statements are included in this document. When used, the terms "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the factors mentioned throughout this document and below in " Factors Affecting Results, Liquidity and Capital Resources."

CORPORATE STRATEGY

Business Opportunities

Wisconsin Gas is realizing operating efficiencies through the combination of Wisconsin Electric and Wisconsin Gas. These operating efficiencies should increase customer satisfaction and reduce operating costs. In addition, Wisconsin Energy plans to invest approximately $100 million over the next three years to improve availability of natural gas supplies to the state of Wisconsin.

Power the Future Strategy:   Wisconsin Energy's key corporate strategy is Power the Future, which was announced in September 2000. The Power the Future strategy is designed to increase the electric generating capacity in the state of Wisconsin while maintaining a fuel diverse, reasonably priced electric supply. Power the Future would add new coal and natural gas capacity to the state's power portfolio and would allow Wisconsin Electric to roughly maintain its current fuel mix. It also is designed to improve the delivery of energy within Wisconsin Energy's distribution systems to meet increasing customer demands. Implementation of the Power the Future strategy is subject to a number of regulatory approvals. The Power the Future strategy will directly impact the Company to the extent that Wisconsin Gas ultimately delivers natural gas to power plants contemplated under Power the Future.

RESULTS OF OPERATIONS

EARNINGS

Operating Revenues, Cost of Gas Sold and Gross Margins

Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. The following table compares the Company's gas operating revenues and its gross margins (total gas utility operating revenues less cost of gas sold) during 2001, 2000 and 1999.

Operations	2001	2000	1999
	(Millions of Dollars)

Operating Revenues	$618.5	$553.5	$439.5
Cost of Gas Sold	432.6	355.0	250.2
Gross Margin	$185.9	$198.5	$189.3

During 2001, Wisconsin Gas' operating revenues increased by $65.0 million or 11.7% when compared with 2000 revenues reflecting a $77.6 million increase due to increases in the cost of gas sold offset in part by warmer weather that reduced volumes sold.

During 2000, Wisconsin Gas' total operating revenues increased by $114.0 million or 25.9% compared with the same period during 1999. Gross margin on gas utility operating revenues increased by $9.2 million or 4.9%.

Gross Margins and Therm Deliveries

The following table compares gross margins and therm deliveries during 2001, 2000 and 1999.

Gross Margin				Therm Deliveries
Operations	2001	2000	1999	2001	2000	1999
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$121.6	$127.6	$121.3	437.9	468.0	440.4
Commercial/Industrial	31.1	32.7	32.3	233.3	254.0	250.5
Interruptible	1.3	1.7	2.1	16.8	22.7	29.0
Total Retail Gross Margin	154.0	162.0	155.7	688.0	744.7	719.9
Transported Gas	25.7	24.0	23.5	456.8	508.7	502.6
Other Operating	6.2	12.5	10.1	-	-	-
Total Operating Gross Margin	$185.9	$198.5	$189.3	1,144.8	1,253.4	1,222.5

Weather -- Degree Days (a)
Heating (6,821 Normal)				6,338	6,716	6,318

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Gas margins totaled $185.9 million in 2001, or a $12.6 million decline from 2000. This decline was directly related to warmer winter weather that reduced the heating load. Total therm deliveries of natural gas decreased by 8.7% during 2001, but varied within customer classes. Volume deliveries for the residential and commercial/industrial customer classes decreased by 6.4% and 8.1%, respectively, reflecting warmer weather. Residential and commercial customers are more weather sensitive and contribute higher margins per therm than other customers. Transportation volumes were 10.2% lower than the prior year reflecting fuel switching to lower-cost fuel options and a softening economy.

Other Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses decreased by $17.0 million during 2001 when compared with 2000. The most significant change in other operation and maintenance expenses between the comparative periods resulted from efficiency gains as a result of the WICOR merger, which led to the consolidation of common operating and support areas of Wisconsin Electric and Wisconsin Gas.

Operating and Maintenance expenses decreased $4.9 million, or 5.1%, in 2000, compared with the prior year. The most significant change in other operation and maintenance expenses between 2000 and 1999 resulted from reduced labor and benefits in 2000 resulting from efficiency gains obtained as a result of the WICOR merger.

Depreciation and Amortization Expenses:   Depreciation and amortization expenses were $5.0 million higher during 2001 compared with 2000. The increase resulted primarily from capital asset additions for gas distribution systems and vehicles. In addition, $1.8 million of accelerated amortization related to the Company's DRIS Engineering System software was recorded in 2001.

Depreciation and amortization expenses were $1.2 million higher during 2000 compared with 1999 due to increases in depreciable plant balances largely relating to new service pipeline extensions to accommodate customer growth.

Goodwill Amortization   Goodwill amortization for 2001 increased by $3.9 million or 51.3%, compared to 2000. The increase was due to the timing of the WICOR merger which resulted in amortization for only 8 months in the 2000 period. During 2001 and 2000, Wisconsin Gas amortized the $441.9 million of allocated goodwill using a forty year life. No goodwill was recorded by the Company prior to the WICOR merger.

Property and Revenue Taxes   In 2001, taxes, other than income taxes increased by $1.2 million, or 24.5%, to $6.1 million due to higher gross receipts tax and other regulatory taxes. Gross receipts taxes are based on the previous year's operating revenues.

Interest Expense   Total Interest Expense increased in 2001 due to higher debt levels. In December 2001, the notes payable to WICOR were reversed based on a Consent Order issued by the PSCW. For additional information regarding the Consent Order, see "Note B -- Mergers and Acquisitions" in the Notes to Financial Statements.

Interest Expense in 2000 increased $12.7 million compared to 1999. The increase relates primarily to interest incurred on the notes payable to WICOR. The remaining increase relates to incremental borrowings incurred by Wisconsin Gas to finance construction required to service new customers and to finance working capital requirements resulting from the increased cost of gas, specifically gas in storage inventory and accounts receivable.

Other Income and Deductions   During 2001, other income and deductions decreased by $3.1 million compared to 2000. Other income and deductions in 2000 was negatively impacted by a donation of $3.4 million made by the Company to the Wisconsin Energy Foundation to assist that organization in becoming self-funding in future years. In 2000, other income and deductions was also impacted to a lesser extent by reduced income from non-utility operations of $1.5 million.

Income Taxes   The Company's effective income tax rate was 55.1%, 46.9%, and 37.1% for the three years ended December 31, 2001, respectively. Amortization of goodwill is not deductible for income tax purposes. The 2000 effective income tax rate includes lower pre-tax income and the amortization of WICOR merger goodwill for eight months, as well as the impact of unrealized capital losses. The 1999 effective income tax rate does not include WICOR merger goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table summarizes the cashflows for Wisconsin Gas during 2001, 2000 and 1999:

Wisconsin Gas	2001	2000	1999
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$55.3	$24.3	$51.5
Investing Activities	($56.3)	($49.0)	($44.0)
Financing Activities	($1.5)	$19.3	($2.8)

Operating Activities

During 2001, cash flows from operations increased to $55.3 million, or a $31.0 million improvement over 2000. This increase was primarily attributable to changes in working capital requirements and higher non-cash charges offset by reduced operating income. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable amounts are higher in the heating season as compared with the summer months. The warmer than normal weather experienced late in the fourth quarter of 2001 and reduced natural gas costs caused lower accounts receivable, unbilled revenue and gas storage costs over 2000. This resulted in increased operating cash flows. During 2000, cash flows from operations decreased by $27.2 million over 1999 due primarily to the colder than normal weather experienced late in the fourth quarter of 2000 and increased natural gas costs which caused significant increases in accounts receivable, unbilled revenue and gas storage costs over 1999. This resulted in the reduced operating cash flow. The increases in working capital were funded through the issuance of additional short-term debt.

Investing Activities

During 2001, Wisconsin Gas spent $59.9 million on capital expenditures, which was a $10.3 million increase over 2000. The largest increase in capital expenditures resulted from the construction of gas lateral projects including the initial phase of the Guardian pipeline lateral project. In 2000, capital expenditures increased by $6.7 million compared to 1999.

During 1999, Wisconsin Gas acquired a small municipal water utility, for $1.2 million in cash. The acquisition was accounted for as a purchase and the results of operations were included in the Company's financial statements from the date of acquisition.

In March 1999, WICOR announced the formation of a joint venture, Guardian Pipeline, L.L.C., to construct the Guardian interstate natural gas pipeline from the Joliet, Illinois market hub to southeastern Wisconsin ("Guardian Pipeline"). On March 14, 2001, the Federal Energy Regulatory Commission ("FERC") issued a certificate of public convenience and necessity authorizing construction and operation of the Guardian Pipeline. The Guardian Pipeline is expected to serve growing demand for natural gas in Wisconsin and Northern Illinois. For more information on the Guardian Pipeline see "Note J -- Commitments and Contingencies" in the Notes to Financial Statements.

Financing Activities

During 2001, Wisconsin Gas used $1.5 million of net cash in its financing activities consisting primarily of payments on short-term borrowings. Wisconsin Gas paid cash dividends to WICOR of $21.0 million and $26.0 million in 2000 and 1999, respectively. In addition, the Company declared special dividends of $255.0 million in June 2000 and $50.0 million in December 2000, which were funded by the issuance of subordinated demand notes payable to WICOR.

In December 2001, Wisconsin Gas and Wisconsin Electric entered into a stipulation with the PSCW providing for the termination of the PSCW investigation and the separate related proceeding involving the $305 million of loans from WICOR to Wisconsin Gas in 2000. Pursuant to the Consent Order, Wisconsin Gas and WICOR reversed the $305 million of loans, related interest and related dividends transactions. Wisconsin Energy operates the gas business of Wisconsin Electric and Wisconsin Gas as one operation to achieve operating efficiencies and improved reliability. For additional information regarding the Consent Order, see "Note B -- Mergers and Acquisitions" in the Notes to Financial Statements.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Wisconsin Gas believes that cash provided from operating activities over the next three years will satisfy normal ongoing cash requirements.

The Company has access to the capital markets and has been able to generate funds internally and externally to meet its capital requirements. The ability of Wisconsin Gas to attract the necessary financial capital at reasonable terms is critical to the Company's overall strategic plan. Wisconsin Gas believes that it has adequate capacity to fund its operations for the foreseeable future through its borrowing arrangements and internally generated cash.

On December 31, 2001, Wisconsin Gas had $61.1 million of total available unused short-term borrowing capacity under existing commercial paper programs and other short-term borrowing arrangements. On that date, Wisconsin Gas had $190.0 million of available unused lines of bank credit to support its outstanding commercial paper program and other short-term borrowing arrangements.

The following table shows Wisconsin Gas' capitalization structure at December 31:

Capitalization Structure	2001		2000
	(Millions of Dollars)

Common Equity	$691.0	71.3%	$356.9	38.0%
Intercompany Notes Payable	-	-	305.0	32.5%
Long-Term Debt (including
current maturities)	149.3	15.4%	147.6	15.7%
Short-Term Debt	128.7	13.3%	130.1	13.8%
Total	$969.0	100.0%	$939.6	100.0%

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the current ratings of the debt securities of Wisconsin Gas by Standard & Poors Corporation ("S&P"), Moody's Investors Service ("Moody's") and Fitch.

	S&P	Moody's	Fitch

Wisconsin Gas
Commercial Paper	A-1	P-1	F1+
Unsecured Senior Debt	A	Aa2	AA-

S&P's, Moody's and Fitch's current outlook for Wisconsin Gas is stable.

Wisconsin Gas believes these security ratings should provide a significant degree of flexibility in obtaining funds on competitive terms. However, these security ratings reflect the views of the rating agencies. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.

Capital Requirements

Total capital expenditures are currently estimated to be $91 million during 2002, which is an increase of approximately $31 million over 2001, due primarily to construction of the Guardian Pipeline lateral project.

Due to changing environmental and other regulations, future long-term capital requirements may vary from recent capital requirements. Wisconsin Gas currently expects capital expenditures to be between $40 million and $100 million per year during the next five years.

Wisconsin Gas is a party to various financial instruments with off-balance sheet risk as a part of its normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. The Company's estimated maximum exposure under such agreements is zero as of
December 31, 2001.

Wisconsin Gas has the following contractual obligations and other commercial commitments as of December 31, 2001:

	Payments Due by Period
Contractual Obligations (a)	Less than 1 yr	2-5 years	After 5 years	Total
	(Millions of Dollars)

Long-Term Debt (b)	$-	$65.0	$95.0	$160.0
Operating Lease Obligations (c)	-	6.0	0.9	6.9
Other Long-Term Obligations (d)	77.4	95.1	15.4	187.9
Total Contractual Cash Obligations	$77.4	$166.1	$111.3	$354.8

(a)	The amounts included in the table are calculated using current market prices, forward curves and other estimates. Contracts with multiple unknown variables have been omitted from the analysis.

(b)	Principal payments on Long-Term Debt of Wisconsin Gas.

(c)	Operating Leases Obligations for equipment, vehicles and property for Wisconsin Gas.

(d)	Other Long-Term Obligations under various contracts of Wisconsin Gas for the procurement of gas supply and associated transportation.

Obligations for utility operations by Wisconsin Gas have historically been included as part of the rate making process and therefore generally recoverable from customers.

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Wisconsin Gas is potentially exposed to market and other significant risks as a result of the nature of its businesses and the environment in which those businesses operate. Such risks, described in further detail below, include but are not limited to: (1) Commodity price risks related to the price of natural gas; (2) Weather fluctuations; (3) Interest rate risks associated with the Company's portfolio of short and long-term debt; (4) Marketable securities return risk related to debt and equity investments held in various trust funds; (5) Economic risks; and (6) Inflationary risks to future results of operations, especially as they relate to expenses associated with employee medical benefit plans and post retirement benefits.

Commodity Price Risk:   In the normal course of business, Wisconsin Gas manages its gas supply costs through a portfolio of short and long-term procurement contracts with various suppliers for the purchase of natural gas.

The PSCW has authorized a dollar for dollar recovery of natural gas costs for the gas operations of Wisconsin Gas through gas cost recovery mechanism, which mitigates most of the risk of gas cost variations. For additional information concerning the gas cost recovery mechanism, see "Rates and Regulatory Matters" below.

Weather:   The rates of Wisconsin Gas are set by the PSCW based upon estimated temperatures which approximate 20-year averages. The gas revenues of Wisconsin Gas are sensitive to the winter heating season. A summary of actual weather information in the Company's service territory during 2001, 2000 and 1999, as measured by degree-days, may be found above in "Results of Operations".

Interest Rate Risk:   Wisconsin Gas has various short-term borrowing arrangements to provide working capital and general corporate funds. Borrowing levels under such arrangements vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. Currently the Company does not have any variable rate long-term borrowings which would increase or decrease with interest rate fluctuations.

Marketable Securities Return Risk:   Wisconsin Gas funds its pension and other postretirement benefit obligations through various trust funds, which in turn invest in debt and equity securities. Changes in the market price of the assets in these trust funds can affect future pension and other postretirement benefit expenses. Future annuity payments to these trust funds can also be affected by changes in the market price of trust fund assets. Wisconsin Gas expects that the risk of expense and annuity payment variations as a result of changes in the market price of trust fund assets would be mitigated in part through future rate actions by the Company's various utility regulators. However, Wisconsin Gas is currently operating under a PSCW-ordered, qualified five-year rate freeze. For further information, see "Rates and Regulatory Matters" below.

At December 31, 2001, Wisconsin Gas held the following total trust fund assets at fair value, primarily consisting of publicly traded debt and equity security investments.

Wisconsin Gas Company	Millions of Dollars

Pension trust funds	$214.9
Other postretirement benefits trust funds	$66.5

Wisconsin Gas manages its fiduciary oversight of the pension and other postretirement plan trust fund investments through a Board-appointed Investment Trust Policy Committee. Qualified external investment managers are engaged to manage the investments. The Company conducts asset/liability studies periodically through an outside investment advisor. The current study projects long-term, annualized returns of approximately 9%.

Economic Risk.   Wisconsin Gas operates in Wisconsin and its results are dependant upon economic conditions within its service territory.

Inflationary Risk:   Wisconsin Gas continues to monitor the impact of inflation, especially with respect to the rising costs of medical plans, in order to minimize its effects in future years through pricing strategies, productivity improvements and cost reductions. Except for continuance of an increasing trend in the inflation of medical costs and the impacts on the Company's medical and post retirement benefit plans, the Company has expectations of low-to-moderate inflation. Wisconsin Gas does not believe the impact of general inflation will have a material effect on its future results of operations.

For additional information concerning risk factors, including market risks, see "Cautionary Factors" below.

RATES AND REGULATORY MATTERS

The Public Service Commission of Wisconsin regulates natural gas and water rates in the state of Wisconsin, while the FERC regulates interstate gas transportation service rates.

WICOR Merger Order:   As a condition of its March 2000 approval of the WICOR acquisition, the PSCW ordered a qualified "five-year rate restriction period" in effect freezing rates for natural gas at Wisconsin Gas effective January 1, 2001. Wisconsin Energy may seek biennial rate reviews during the five-year rate restriction period limited to "carve out" changes in revenue requirements as a result of:

  Governmental mandates;
  Abnormal levels of capital additions required to maintain or improve reliable electric service; and
  Major gas lateral projects associated with approved natural gas pipeline construction projects.

To the extent that natural gas rates and rules need to be modified during the integration of the gas operations of Wisconsin Electric and Wisconsin Gas, Wisconsin Energy's total gas revenue requirements are to remain revenue neutral under the merger order. In its order, the PSCW found that the gas cost recovery mechanism would not be subject to the five-year rate restriction period and that it was reasonable to allow Wisconsin Energy to retain efficiency gains associated with the merger. A full rate review will be required by the PSCW at the end of the five-year rate restriction period.

Productivity-based Alternative Ratemaking Mechanism:   Wisconsin Gas rates were set within the framework of the Productivity-based Alternative Ratemaking Mechanism, which was established in 1994 and expired on October 31, 2001. Under this mechanism, Wisconsin Gas had the ability to raise or lower margin rates within a specified range on a quarterly basis. Currently, Wisconsin Gas's rates recover $1.5 million per year less than the maximum amount allowed by the PSCW's rate order. The Productivity-based Alternative Ratemaking Mechanism has certain criteria that allow it to be reopened at any time for significant deterioration in safety, failures to meet conservation goals, significant changes in interest rates and "extraordinary items." To date, none of the criteria has been triggered. In its approval of the WICOR acquisition, the PSCW ordered that Wisconsin Gas' natural gas rates remain under the Productivity-based Alternative Ratemaking Mechanism for the program's duration and remain revenue neutral during the remainder of the five-year rate restriction period noted above. Pursuant to that PSCW directive, Wisconsin Gas rates remain at the same levels as were set prior to the expiration of the Productivity-based Alternative Ratemaking Mechanism.

Gas Cost Recovery Mechanism:   As a result of the acquisition of WICOR by Wisconsin Energy, the PSCW required similar gas cost recovery mechanisms ("GCRM") for the gas operations of Wisconsin Gas and Wisconsin Electric. In recent years, the Wisconsin Gas GCRM included an incentive mechanism that provides an opportunity for Wisconsin Gas to increase or decrease earnings within certain limited ranges as a result of gas acquisition activities and transportation costs. For Wisconsin Gas, the majority of gas costs are passed through to customers under its existing gas cost recovery mechanism.

In February 2001, the PSCW issued an order to Wisconsin Gas and Wisconsin Electric authorizing a similar GCRM for each Company. This new GCRM, which was effective April 1, 2001, is similar to the existing GCRM at Wisconsin Gas. Under the new GCRM, gas costs will be passed directly to customers through a purchased gas adjustment clause. However, Wisconsin Gas will have the opportunity to increase or decrease earnings by up to approximately 2.5% of its total annual gas costs based upon how closely actual gas commodity and capacity costs compare to benchmarks established by the PSCW. Recent changes in the benchmarks applied resulted in $0.1 million increase in current earnings under the GCRM in 2001 versus an increase in the earnings of Wisconsin Gas of $4.1 million before taxes in 2000.

Commodity Price Risk:   The gas operations of Wisconsin Gas have a commodity risk management program that has been approved by the PSCW. This program hedges the cost of natural gas and therefore changes in the value of the financial instruments do not impact net income. This program allows the Company's gas utilities to utilize call and put option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under this program, Wisconsin Gas has the ability to hedge up to 50% of its planned flowing gas and storage inventory volumes. The cost of applicable call and put option contracts, as well as gains or losses realized under the contracts, do not affect net income as they are fully recovered under the purchase gas adjustment clauses of Wisconsin Gas' gas cost recovery mechanism. In addition, under the Gas Cost Recovery Mechanism, Wisconsin Gas uses derivative financial instruments to manage the cost of gas. The cost of these financial instruments, as well as any gains or losses on the contracts, are subject to sharing under the incentive mechanism.

ENVIRONMENTAL MATTERS

Consistent with other companies in the energy industry, Wisconsin Gas faces potentially significant ongoing environmental compliance and remediation challenges related to current and past operations. Wisconsin Gas is currently pursuing a proactive strategy to manage its environmental issues including the clean-up of former manufactured gas plant sites. Specific environmental issues affecting the Company include but are not limited to remediation of former manufactured gas plant sites.

Manufactured Gas Plant Sites:   Wisconsin Gas is voluntarily reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. For further information, see "Note J -- Commitments and Contingencies" in the Notes to Financial Statements.

LEGAL MATTERS

For information on current legal matters see "Legal Proceedings" in Item 3.

INDUSTRY RESTRUCTURING AND COMPETITION

Restructuring in Wisconsin:   The PSCW has instituted generic proceedings to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the natural gas industry. To date, the PSCW has made a policy decision to deregulate the sale of natural gas in customer segments with workably competitive market choices and has adopted standards for transactions between a utility and its gas marketing affiliates. However, work on deregulation of the gas distribution industry by the PSCW is presently on hold. Currently, Wisconsin Gas is unable to predict the impact of potential future deregulation on the Company's results of operations or financial position.

ACCOUNTING DEVELOPMENTS

New Pronouncements:   In June 2001, the Financial Accounting Standards Board authorized issuance of Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and SFAS 142, Goodwill and Other Intangible Assets. Both accounting pronouncements were effective beginning January 1, 2002, although both standards require that business combinations which occurred after June 30, 2001 be accounted for using the new accounting standards. For further information, see "Note A -- Summary of Significant Accounting Policies" in the Notes to Financial Statements. In June 2001, the Financial Accounting Standards Board also authorized issuance of SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143, which is effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. Wisconsin Gas has not yet completed the evaluation of application of the SFAS 143 rules. The Company expects to adopt SFAS 143 effective January 1, 2003.

In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment of Long-Lived Assets. SFAS 144, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, requires entities to test long-lived assets (asset groups) for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company adopted SFAS 144 effective January 1, 2002. Wisconsin Gas has not yet completed the evaluation of application of the SFAS 144 rules.

SIGNIFICANT ACCOUNTING POLICIES

Regulatory Accounting:   Wisconsin Gas operates under rates established by state and federal regulatory commissions which are designed to recover the cost of service and provide a reasonable return to investors. Developing competitive pressures in the utility industry may result in future utility prices which are based upon factors other than the traditional original cost of investment. In such a situation, continued deferral of certain regulatory asset and liability amounts on the utilities' books, as allowed under Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS 71"), may no longer be appropriate and the unamortized regulatory assets net of the regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings. Such a charge could be material. The Company continually reviews the applicability of SFAS 71 and has determined that it is currently appropriate to continue following SFAS 71. At this time, Wisconsin Gas is unable to predict whether any adjustments to regulatory assets and liabilities will occur in the future. See "Note A -- Summary of Significant Accounting Policies" in the Notes to Financial Statements for additional information.

Accounting for Derivative Instruments:   SFAS 133, Accounting for Derivative Instruments and Hedging Activities, is effective for fiscal years beginning after June 15, 2000. Wisconsin Gas adopted this statement effective January 1, 2001. For further information, see "Note A -- Summary of Significant Accounting Policies" and "Note G -- Derivative Instruments" in the Notes to Financial Statements.

CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of Wisconsin Gas. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause Wisconsin Gas' actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause Wisconsin Gas' actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

  Factors affecting operations such as unusual weather conditions; catastrophic weather-related or terrorism-related damage; unplanned maintenance or repairs; unanticipated changes in gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by natural gas suppliers under existing gas supply contracts; environmental incidents; gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.
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
  Changes in social attitudes regarding the utility industries.
  Customer business conditions including demand for their products or services and supply of labor and material used in creating their products and services.
  The cost and other effects of legal and administrative proceedings, settlements, investigations and claims, and changes in those matters.
  Factors affecting the availability or cost of capital such as: changes in interest rates; the Company's capitalization structure; market perceptions of the utility industry, or the Company; or security ratings.
  Federal, state or local legislative factors such as changes in tax laws or rates; changes in trade, monetary and fiscal policies, laws and regulations; electric and gas industry restructuring initiatives; or changes in environmental laws and regulations.
  Authoritative generally accepted accounting principle or policy changes, such as issuance during the summer of 2001 of SFAS 141, Business Combinations; SFAS 142, Goodwill and Other Intangible Assets; SFAS 143, Accounting for Asset Retirement Obligations; and SFAS 144, Accounting for the Impairment of Long-Lived Assets, from such standard setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission.
  Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.
  Unexpected difficulties or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the PSCW as a condition of approval of the WICOR merger.
  Other business or investment considerations that may be disclosed from time to time in Wisconsin Gas' Securities and Exchange Commission filings or in other publicly disseminated written documents.

Wisconsin Gas undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report for information concerning potential market risks to which Wisconsin Gas is exposed.

WISCONSIN GAS COMPANY
INCOME STATEMENTS
			|
			|	Predecessor
		Period From	|	Period From
		April 27,	|	January 1,
		2000	|	2000
	Year Ended	Through	|	Through	Year Ended
	December 31,	December 31,	|	April 26,	December 31,
(Millions of Dollars)	2001	2000	|	2000	1999
			|
Operating Revenues	$618.5	$337.3	|	$216.2	$439.5
			|
Operating Expenses			|
Cost of gas sold	432.6	228.0	|	127.0	250.2
Operations and maintenance	73.6	55.0	|	35.6	95.5
Depreciation and amortization	41.8	24.6	|	12.2	35.6
Goodwill amortization	11.5	7.6	|	-	-
Property and revenue taxes	6.1	3.3	|	1.6	4.6
			|
	565.6	318.5	|	176.4	385.9
			|
Operating Income	52.9	18.8	|	39.8	53.6
			|
Interest Expense	15.5	9.8	|	4.5	12.6
Interest Expense - WICOR	11.5	11.0	|	-	-
Total Interest Expense	27.0	20.8	|	4.5	12.6
Other (Income) Deductions, net	1.6	3.9	|	0.8	(1.0)
			|
Income (Loss) Before Income Taxes	24.3	(5.9)	|	34.5	42.0
			|
Income Tax Provision	13.4	0.5	|	12.9	15.6
			|
Net Income (Loss)	$10.9	$ (6.4)	|	$21.6	$26.4
	====	=====	|	====	====

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
BALANCE SHEETS
December 31

	2001	2000
Assets	(Millions of Dollars)

Property, Plant and Equipment, at cost	$960.0	$905.8
Less - Accumulated depreciation	539.7	503.7
Net Property, Plant and Equipment	420.3	402.1

Current Assets
Cash and cash equivalents	3.5	6.0
Accounts receivable, less allowance for doubtful accounts
of $17.8 and $12.4 respectively	44.3	95.8
Accrued revenues	45.2	79.6
Gas in storage, at weighted average cost	63.4	54.3
Materials and supplies, at weighted average cost	6.2	5.7
Deferred income taxes	8.7	38.0
Prepaid taxes	19.2	4.1
Other	1.0	8.8
Total Current Assets	191.5	292.3

Deferred Charges and Other
Goodwill, net	441.9	450.7
Prepaid pension costs	178.7	167.5
Prepaid postretirement benefits	30.4	26.1
Regulatory assets	36.2	43.4
Other	12.1	14.9
Total Deferred Charges and Other	699.3	702.6

Total Assets	$1,311.1	$1,397.0
	======	======

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
BALANCE SHEETS
December 31

	2001	2000
Capitalization and Liabilities	(Millions of Dollars)

Capitalization
Common equity	$691.0	$356.9
Preferred Stock	-	-
Long-term debt	149.3	147.6
Total Capitalization	840.3	504.5

Current Liabilities
Accounts payable	33.8	98.8
Accounts payable - affiliated company, net	22.1	3.8
Notes payable to WICOR, Inc.	-	305.0
Short-term borrowings	128.7	130.1
Refundable gas costs	0.2	40.8
Accrued taxes	-	19.2
Accrued payroll and benefits	5.9	10.0
Other	7.3	12.6
Total Current Liabilities	198.0	620.3

Deferred Credits and Other
Deferred income taxes	58.7	52.5
Regulatory liabilities	186.3	196.7
Environmental remediation costs	3.8	4.1
Unamortized investment tax credit	5.1	5.5
Other	18.9	13.4
Total Deferred Credits and Other	272.8	272.2

Total Capitalization and Liabilities	$1,311.1	$1,397.0
	======	======

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
STATEMENTS OF CASH FLOWS
			|
			|	Predecessor
			|
		Period From	|	Period From
		April 27,	|	January 1,
		2000	|	2000
	Year Ended	Through	|	Through	Year Ended
	December 31,	December 31,	|	April 26,	December 31,
(Millions of Dollars)	2001	2000	|	2000	1999
			|
Operations			|
Net income (loss)	$10.9	$ (6.4)	|	$21.6	$26.4
Adjustments to reconcile net (loss)			|
earnings to net cash flows:			|
Depreciation and amortization	56.9	37.0	|	14.5	42.3
Deferred income taxes	35.9	0.4	|	(17.3)	3.5
Net pension and other postretirement			|
benefit (income)	(15.5)	(6.8)	|	(4.7)	(11.8)
Change in:			|
Receivables	95.0	(75.5)	|	(14.5)	(3.2)
Gas in storage	(9.7)	(44.1)	|	30.2	(3.7)
Other current assets	35.3	(6.3)	|	(0.1)	(0.4)
Accounts payable	(65.0)	58.5	|	0.1	3.4
Accrued taxes	(32.5)	(11.2)	|	32.2	(4.2)
Refundable gas costs	(40.6)	(9.9)	|	26.7	5.5
Other assets and liabilities	(15.4)	(0.7)	|	0.6	(6.3)
Cash Provided by (Used in) Operations	55.3	(65.0)	|	89.3	51.5
			|
Investment Activities			|
Capital expenditures	(59.9)	(37.7)	|	(11.9)	(42.9)
Acquisition of water utility	-	-	|	-	(1.2)
Other, net	3.6	0.5	|	0.1	0.1
Cash Used in Investment Activities	(56.3)	(37.2)	|	(11.8)	(44.0)
			|
Financing Activities			|
Change in short-term borrowings	(1.4)	121.2	|	(80.9)	24.8
Reduction of long-term debt	-	-	|	-	(2.0)
Cash dividends paid to WICOR, Inc.	-	(14.5)	|	(6.5)	(26.0)
Other	(0.1)	-	|	-	0.4
Cash (Used in) Provided by Financing Activities	(1.5)	106.7	|	(87.4)	(2.8)
			|
Change in Cash and Cash Equivalents	(2.5)	4.5	|	(9.9)	4.7
Cash and Cash Equivalents at			|
Beginning of Period	6.0	1.5	|	11.4	6.7
Cash and Cash Equivalents at End of Period	$3.5	$6.0	|	$1.5	$11.4
	===	===	|	===	====
Supplemental Information - Cash Paid For			|
Income taxes, net of refunds	$18.4	$6.0	|	$1.0	$17.3
Interest	$27.6	$17.8	|	$4.4	$10.2

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
STATEMENTS OF CAPITALIZATION
December 31

	2001	2000
	(Millions of Dollars)
Common Equity (see Statements of Common Equity)
Common stock, $8 par value, authorized 5,000,000
shares, 1,125 shares outstanding	$ -	$ -
Other paid-in capital	672.8	363.6
Retained earnings (deficit)	18.1	(6.4)
Accumulated other comprehensive income (loss)	0.1	(0.3)
Total Common Equity	691.0	356.9

Preferred Stock
Without par value, cumulative; authorized 1,500,000
shares; none outstanding	-	-
Total Preferred Stock	-	-

Long-Term Debt
6.375% Notes due 2005	65.0	65.0
5.5% Notes due 2009	50.0	50.0
6.6% Debentures due 2013	45.0	45.0
Unamortized debt discount - Merger adjustment	(9.3)	(10.8)
Unamortized debt discount and expense	(1.4)	(1.6)
Total Long-Term Debt	149.3	147.6

Total Capitalization	$840.3	$504.5
	=====	=====

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
STATEMENTS OF COMMON EQUITY

				Accumulated
			Retained	Other
	Common	Other Paid	Earnings	Comprehensive
	Stock	In Capital	(Deficit)	Income (loss)	Total
	(Millions of Dollars)
Predecessor
Balance - December 31, 1998	$ -	$120.9	$94.7	($2.2)	$213.4
Net income			26.4		26.4
Other comprehensive income
Minimum pension liability adjustment				0.7	0.7
Comprehensive income			26.4	0.7	27.1
Cash dividends paid to WICOR, Inc.			(26.0)		(26.0)
Other	-	1.1	-	-	1.1
Balance - December 31, 1999	-	122.0	95.1	(1.5)	215.6
Net income			21.5		21.5
Comprehensive income	-	-	21.5	-	21.5
Cash dividends paid to WICOR, Inc.			(6.5)		(6.5)
Balance - April 26, 2000	-	122.0	110.1	(1.5)	230.6

Merger adjustments	-	562.0	(110.1)	1.5	453.4
Balance - April 27, 2000	-	684.0	-	-	684.0
Net loss			(6.4)		(6.4)
Other comprehensive income
Minimum pension liability adjustment			-	(0.3)	(0.3)
Comprehensive loss	-	-	(6.4)	(0.3)	(6.7)
Cash dividends paid to WICOR, Inc.		(14.5)	-		(14.5)
Special dividends (see Note D)		(305.0)	-	-	(305.0)
Other	-	(0.9)	-	-	(0.9)
Balance - December 31, 2000	-	363.6	(6.4)	(0.3)	356.9
Net income			10.9		10.9
Other comprehensive income (loss)
Unrealized gain on derivatives
qualified as hedges:
	Unrealized gains due to cumulative
effect of change in accounting
priciple, net of tax				3.0	3.0
Reclassification adjustment for
	losses included in net income, net of tax			(3.0)	(3.0)
Other unrealized gains arising
during period, net of tax				0.4	0.4
Minimum pension liability adjustment				-	-
Comprehensive income	-	-	10.9	0.4	11.3
Reversal of special dividends (see Note B)		305.0	-		305.0
Adjustment (see Note B)			13.6		13.6
Tax benefit of stock options exercised	-	4.2	-	-	4.2
Balance - December 31, 2001	$ -	$672.8	$18.1	$0.1	$691.0
	=====	=====	====	===	=====

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY

NOTES TO FINANCIAL STATEMENTS

A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General:   Wisconsin Gas, the oldest and largest natural gas distribution utility in Wisconsin, is a public utility engaged in the distribution of natural gas throughout Wisconsin. Most of the Company's revenues are derived from gas delivered in southeastern Wisconsin. The accounting records of Wisconsin Gas Company ("Wisconsin Gas" or the "Company"), a wholly-owned subsidiary of WICOR, Inc., are maintained as prescribed by the Federal Energy Regulatory Commission ("FERC"), modified for requirements of the Public Service Commission of Wisconsin ("PSCW").

On April 26, 2000, Wisconsin Energy Corporation ("Wisconsin Energy"), acquired WICOR, Inc. in a business combination that was accounted for as a purchase. WICOR was a diversified utility holding company with utility and non-utility energy subsidiaries as well as pump manufacturing subsidiaries. Following the merger, WICOR and its subsidiaries, including Wisconsin Gas, became subsidiaries of Wisconsin Energy. As explained in Note B, Wisconsin Energy's purchase price for Wisconsin Gas was pushed down to the Company's financial statements. Wisconsin Energy has integrated the gas operations of Wisconsin Electric Power Company ("Wisconsin Electric"), its electric, gas and steam utility subsidiary, and Wisconsin Gas as well as many corporate support areas. On November 1, 2000, Wisconsin Electric and Wisconsin Gas filed an application with the PSCW for authority to transfer Wisconsin Electric's gas utility assets together with certain identified liabilities associated with such assets. On December 4, 2001, Wisconsin Electric and Wisconsin Gas entered into a stipulation with the PSCW in which a Consent Order was issued by the PSCW providing for the withdrawal of the joint application. For further information on the stipulation, see Note B. Wisconsin Energy continues to operate the gas business of Wisconsin Electric and Wisconsin Gas as one operation to achieve operating efficiencies and improved reliability.

Reclassifications:   Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

Gas Distribution Revenues and Purchased Gas Costs:   Utility revenues are recognized on the accrual basis and include estimated amounts for service rendered but not billed.

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

The PSCW approved a performance-based gas cost recovery mechanism ("GCRM") which was in effect for three years beginning November 1, 1997 and expiring October 31, 2000. With the post-2000 replacement GCRM under review, the PSCW subsequently authorized an extension of the existing GCRM commencing November 1, 2000, through March 31, 2001. Under the initial GCRM, various portions (e.g. commodity costs) of the Company's total cost of gas were measured against pre-determined benchmarks. If at the end of each GCRM year the benchmark related cost savings/overruns exceeded 1.5% of the total cost of gas, the Company would share 50/50 in the savings/overruns. Sharing of savings/overruns was limited to up to 2.5% of the total cost of gas. As such, the GCRM provides an opportunity for Wisconsin Gas' earnings to increase or decrease on a limited basis as the result of gas supply activities. The replacement GCRM which was effective April 1, 2001 included various cost benchmark modifications and the broadening of the sharing mechanism such that sharing of savings/overruns commence at 1.0% and conclude at 6.0% of the total cost of gas. Wisconsin Gas's retail gas rates include monthly adjustments which permit the recovery or refund of actual purchased gas costs.

Property and Depreciation:   Gas distribution property, plant and equipment is recorded at original cost, including overhead allocations. Cost includes material, labor and allowance for funds used during construction. Additions to and significant replacements of property are charged to property, plant and equipment at cost; minor items are charged to maintenance expense. The cost of depreciable utility property, together with removal cost less salvage value, is charged to accumulated depreciation and no gain or loss is recorded when property is retired.

The depreciation rates are certified by the PSCW and include estimates for salvage value and removal costs. Depreciation as a percent of average depreciable utility plant was 4.5% in 2001, and 4.4% for 2000 and 1999.

The Company also owns equipment that it leases to customers and is included in property, plant and equipment. This equipment is depreciated on a straight line basis over its estimated useful life.

Allowance For Funds Used During Construction:   Allowance for funds used during construction ("AFUDC") is included in Wisconsin Gas's plant accounts and represents the cost of borrowed funds used during plant construction and a return on stockholders' capital used for construction purposes. In the Income Statements, the cost of borrowed funds (before income taxes) is shown as an offset to interest expense and the return on stockholders' capital is an item of non-cash Other (Income) Deductions, net.

As approved by the PSCW, Wisconsin Gas began to accrue AFUDC on its Guardian natural gas pipeline lateral project on September 1, 2001 at a rate of 10.32%. Prior to the Guardian project, Wisconsin Gas had not been authorized to accrue AFUDC on construction work in progress in recent years.

Goodwill and Long-Lived Assets:   Goodwill represents the excess of acquisition costs over the fair value of the net assets of acquired businesses and has been amortized on a straight line basis over its estimated life, which was generally 40 years. Effective January 1, 2002, Wisconsin Gas adopted Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets ("SFAS 142") which eliminated the annual amortization of goodwill.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and SFAS 142. Both accounting pronouncements were effective beginning January 1, 2002, although both standards require that business combinations which occurred after June 30, 2001 be accounted for using the new accounting standards. Under SFAS 141, all future business combinations must be accounted for using the purchase method, thereby eliminating the pooling of interests method. Under SFAS 142, goodwill is no longer amortized. However, goodwill along with other intangibles will be subject to new fair value-based rules for measuring impairment and resulting write-downs, if any, will be reflected as a change in accounting principle at transition and in operating expense in subsequent periods. The transition calls for an impairment test for intangible assets with indefinite lives to be performed as of January 1, 2002 and for an impairment test for goodwill to be finalized by the end of 2002.

Wisconsin Gas is in the process of evaluating the impact of the new standards. Through December 31, 2001, the Company had amortized goodwill expense. For the year 2002, Wisconsin Gas expects that implementation of SFAS 142 will increase net income by approximately $11.5 million before taxes due to the elimination of goodwill amortization. Wisconsin Gas has not yet completed the evaluation of the application of the new impairment rules to the recorded goodwill balance at December 31, 2001 and therefore has not yet determined the effect of the implementation of that portion of SFAS 142.

Under SFAS 142, Wisconsin Gas will review the carrying value of goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be determined based upon a comparison of the fair value of goodwill of each "reporting unit" as defined by SFAS 142 to the carrying value. A writedown would be reported in operating expense equal to the excess of the goodwill carrying value over fair value.

Regulatory Accounting:   Wisconsin Gas accounts for its regulated operations in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation. This statement sets forth the application of generally accepted accounting principles to those companies whose rates are determined by an independent third-party regulator. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities).

Deferred regulatory assets and liabilities at December 31 consist of:

Deferred Regulatory Assets and Liabilities	2001	2000
	(Millions of Dollars)
Deferred Regulatory Assets
Postretirement benefit costs (Note I)	$28.4	$31.2
Deferred uncollectible expenses	-	7.8
Environmental costs	2.7	3.0
Deferred income tax related	1.2	1.3
Other	3.9	0.1
Total Deferred Regulatory Assets	$36.2	$43.4
	====	====
Deferred Regulatory Liabilities
Unrecognized pension income-merger related	$97.5	$104.8
Unrecognized post-retirement medical
income-merger related (Note B)	53.4	57.4
Deferred income tax related	12.6	14.5
Long-term debt adjustment-merger related	9.3	10.8
Unrecognized pension income (Note I)	2.4	5.2
Other	11.1	4.0
Total Deferred Regulatory Liabilities	$186.3	$196.7
	=====	=====

In connection with the WICOR acquisition, the Company recorded the Wisconsin Gas pension and postretirement medical plans at fair value. Due to the regulatory treatment of Wisconsin Gas, a regulatory liability was also recorded and is being amortized over the average remaining service life of 15 years.

Wisconsin Gas is precluded from discontinuing service to residential customers within its service area during the heating season. Any differences between doubtful account provisions based on actual experience and provisions allowed for ratemaking purposes by the PSCW are deferred and recovered in future rates. The most recent PSCW rate order provides for a $20.1 million allowable annual provision for doubtful accounts, including amortization of prior deferred amounts.

Derivative Financial Instruments:   The Company has derivative physical and financial instruments as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). However use of financial derivative instruments is limited and was immaterial as of December 31, 2001 and 2000. For further information, see Note G.

Statement of Cash Flows:   Cash and cash equivalents include marketable debt securities acquired three months or less from maturity.

Restrictions:   Various financing arrangements and regulatory requirements impose certain restrictions on the ability of Wisconsin Gas to transfer funds to WICOR or Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, Wisconsin Gas is prohibited from loaning funds, either directly or indirectly, to WICOR or Wisconsin Energy.

Income Taxes:   Wisconsin Gas is a wholly-owned subsidiary of WICOR and elected to be included in WICOR's consolidated Federal income tax return through April 2000. After the merger with Wisconsin Energy, the income and expense of the Company is included in the consolidated Federal income tax return of Wisconsin Energy. Wisconsin Energy and WICOR allocate Federal current tax expense or credits to Wisconsin Gas based on its respective separate tax computation.

Investment tax credits were recorded as a deferred credit on the balance sheet and are being amortized to income over the applicable service lives of the related properties in accordance with regulatory treatment.

Non-Regulated Activities:   Revenues and expenses associated with Wisconsin Gas' nonregulated equipment leasing and other activities of Wisconsin Gas are recorded in Other (Income) Deductions, net.

Use of Estimates:   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B -- MERGERS AND ACQUISITIONS

Merger with Wisconsin Energy Corporation

WICOR, Inc.:   On April 26, 2000 (the "Merger Date"), Wisconsin Energy acquired all of the outstanding common stock of WICOR, Inc., a diversified utility holding company. The purchase price included the payment of $1.2 billion of cash, the assumption of stock options and restricted shares and existing WICOR debt. The acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16, Business Combinations ("APB 16"), and accordingly, the operating results of Wisconsin Gas for the periods ended before April 27, 2000 were prepared using Wisconsin Gas' historical basis of accounting and are designated as "Predecessor". As a result of the merger, the financial statements of Wisconsin Gas were adjusted on April 27, 2000 to reflect certain assets and liabilities at fair-market value. The following summarizes significant fair-market value adjustments recorded on the Merger Date:

Merger Adjustments
(in millions)

Prepaid pension	$109.6
Post-retirement medical	$60.1
Long-term debt	$11.8

Because Wisconsin Gas is a rate-regulated natural gas utility, expenses associated with the merger adjustments continue to be governed by the Company's historical basis of accounting. Therefore, the above adjustments were offset by regulatory liabilities for an identical amount (see Regulatory Assets and Liabilities in Note A). The excess of the consideration paid by Wisconsin Energy over the estimated fair value of the assets and liabilities of Wisconsin Gas at the Merger Date was $458.3 million and is reflected as goodwill in Wisconsin Gas' balance sheet.

The comparability of the operating results for the Predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments, primarily the amortization of goodwill over a period of forty years.

Termination of Proposed Combination of Wisconsin Electric and Wisconsin Gas Utility Operations

On November 1, 2000, Wisconsin Gas and Wisconsin Electric filed a joint application with the PSCW for authority to transfer the physical gas utility assets of Wisconsin Electric together with certain liabilities associated with such assets to Wisconsin Gas in return for stock in Wisconsin Gas. In anticipation of this combination, and to balance the capital structure of Wisconsin Gas subsequent to the purchase accounting entries described above, WICOR entered into a series of transactions to balance its capital structure. These transactions included dividends from Wisconsin Gas to WICOR in the form of notes payable. As of December 31, 2000, the notes payable totaled $305 million. During 2001 and 2000, the Company recorded interest expense totaling $11.5 million and $11.1 million, respectively related to the notes. On December 4, 2001, Wisconsin Gas and Wisconsin Electric entered into a stipulation agreement with the PSCW whereby Wisconsin Gas withdrew its application to combine the gas operations of Wisconsin Electric under Wisconsin Gas in the manner described above. Under the stipulation agreement, Wisconsin Gas and WICOR agreed to reverse the 2000 dividend transactions and reverse interest expense on the intercompany notes. Under generally accepted accounting principles, WICOR's cancellation of the $305 million notes in December 2001 was recorded as a capital contribution and the repayment of interest (net of taxes) was recorded as an adjustment to retained earnings.

Other Acquisitions

During 1999, Wisconsin Gas acquired a small municipal water utility, at book value, for $1.2 million in cash. The acquisition was accounted for as a purchase and the results of operations were included in the Company's financial statements from the date of acquisition. Due to the immaterial nature of the transactions, Wisconsin Gas has not presented pro forma financial information.

C -- INCOME TAXES

The Company follows the liability method in accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in the Company's financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. Tax credits associated with regulated operations are deferred and amortized over the life of the assets.

The following table is a summary of income tax expense for each of the years ended December 31:

			Predecessor
		Apr 27-Dec 31	Jan 1-Apr 26
Income Tax Expense	2001	2000	2000	1999
	(Millions of Dollars)

Current tax expense	($22.1)	($2.9)	$31.8	$14.3
Deferred income taxes, net	35.9	3.5	(18.6)	1.7
Investment tax credit, net	(0.4)	(0.1)	(0.3)	(0.4)
Total Income Tax Expense	$13.4	$0.5	$12.9	$15.6

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes and preferred dividend as a result of the following:

					Predecessor
			Apr 27-Dec 31		Jan 1-Apr 26
	2001		2000		2000		1999
		Effective		Effective		Effective		Effective
Income Tax Expense	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
	(Millions of Dollars)
Expected tax at
statutory federal tax rates	$8.5	35.0%	($2.0)	35.0%	$12.0	35.0%	$14.7	35.0%
State income taxes
net of federal tax benefit	2.0	8.2%	0.1	(2.2%)	2.0	5.7%	2.3	5.6%
Investment tax credit restored	(0.4)	(1.6%)	(0.1)	1.2%	(0.3)	(1.1%)	(0.4)	(1.0%)
Amortization of goodwill	4.0	16.5%	2.7	(45.7%)	-	-	-	-
Other, net	(0.7)	(3.0%)	(0.2)	2.7%	(0.8)	(2.2%)	(1.0)	(2.5%)
Total Income Tax Expense	$13.4	55.1%	$0.5	(9.0%)	$12.9	37.4%	$15.6	37.1%

The components of SFAS 109 deferred income taxes classified as net current assets and net long-term liabilities at December 31 are as follows:

	Current Assets (Liabilities)		Long-Term Liabilities (Assets)
Deferred Income Taxes	2001	2000	2001	2000
	(Millions of Dollars)

Property-related	$ -	$ -	$28.6	$37.5
Pension benefits	-	-	26.6	23.3
Systems development costs	-	-	-	1.7
Investment tax credit		-	-	(3.6)
Recoverable gas costs	0.1	16.4	-	-
Uncollectible account expense	1.9	9.7	-	-
Inventory	3.2	6.5	-	-
Employee benefits
and compensation	3.9	3.9	(3.0)	(4.3)
Other	(0.4)	1.5	6.5	(2.1)
Total Deferred Income Taxes	$8.7	$38.0	$58.7	$52.5

D -- COMMON EQUITY

Due to the merger of Wisconsin Energy and WICOR, on April 26, 2000, the Company began a new basis of accounting which resulted in the elimination of retained earnings of the Predecessor. In addition, the push-down of merger-related adjustments (see Note B) resulted in a corresponding increase in paid-in capital of the Company. Because the Company's earnings for the period after the Merger Date were not sufficient to cover dividends declared by WICOR, the reduction in common equity necessary to record these dividends after the Merger Date was recorded as a reduction to paid-in capital. The dividends declared by the Company in 2000 consisted of $21 million in cash dividends (of which $6.5 million were distributed by the Predecessor out of retained earnings), and $305 million of special dividends, which were funded by the Wisconsin Gas demand notes to WICOR.

On December 4, 2001, Wisconsin Gas and Wisconsin Electric entered into a stipulation with the PSCW in which a Consent Order was issued by the PSCW providing for the termination of the PSCW investigation and the separate related proceeding (Summary Order to Cease and Desist) involving the $305 million of loans from WICOR to Wisconsin Gas in 2000. Pursuant to the Consent Order, Wisconsin Gas and WICOR reversed the $305 million of intercompany notes, related interest and related dividend transactions. For more information about the Consent Order (see Note B).

E -- LONG-TERM DEBT

In January 1999, Wisconsin Gas issued $50 million of 5.5% Unsecured Notes due 2009. The proceeds of the offering were used in part to reduce commercial paper issued in November 1998 in connection with the maturity of $40.0 million 7.5% Notes. The Company's $65.0 million 6.375% Notes mature in November 2005, representing the only long-term debt maturity in the next five years.

Long-term debt premium or discount and expense of issuance are amortized over the lives of the debt issues and included as interest expense.

F -- SHORT-TERM DEBT

Short-term notes payable balances and their corresponding weighted-average interest rates at December 31 consist of:

	2001		2000
		Interest		Interest
Short-Term Debt	Balance	Rate	Balance	Rate
	(Millions of Dollars)

Commercial paper	$128.7	1.98%	$130.1	6.6%

On December 31, 2001, Wisconsin Gas had $61.1 million of total available unused short-term borrowing capacity under existing commercial paper programs and other short-term borrowing arrangements. On that date, Wisconsin Gas had $190.0 million of available unused lines of bank credit to support its outstanding commercial paper program and other short-term borrowing arrangements.

Restrictive covenants under Wisconsin Gas' five-year $30 million revolving credit agreement, which expires in August, 2002, include leverage and interest coverage ratios.

G -- DERIVATIVE INSTRUMENTS

Effective January 1, 2001 Wisconsin Gas adopted SFAS 133, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

As of the date of adoption January 2001, SFAS 133 required that the difference between the fair value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in Net Income or Accumulated Other Comprehensive Income, as appropriate, as a cumulative effect of a change in accounting principle. Wisconsin Gas has a limited number of financial commodity contracts that are defined as derivatives under SFAS 133 and qualify for cash flow hedge accounting treatment. These cash flow hedging instruments are comprised of gas futures and basis swap contracts utilized by Wisconsin Gas to manage the cost of gas. With the adoption of SFAS 133 as of January 1, 2001 the fair market values of these derivative instruments have been recorded as assets and liabilities on the balance sheet and as a cumulative effect of a change in accounting principle in Accumulated Other Comprehensive Income in accordance with the transition provisions of SFAS 133. The impact of this transition as of January 1, 2001 was a $3.0 million increase in accumulated other comprehensive income which was reclassified into earnings during 2001.

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

For the year ended December 31, 2001, the amount of hedge ineffectiveness was immaterial. Wisconsin Gas did not exclude any components of derivative gains or losses from the assessment of hedge effectiveness. As of December 31, 2001, the maximum length of time over which Wisconsin Gas is hedging its exposure to the variability in future cash flows of forecasted transactions is three months, and Wisconsin Gas estimates that after-tax gains of $0.4 million will be reclassified from Accumulated Other Comprehensive Income into earnings during the first quarter of 2002 as the hedged transactions affect earnings.

The Financial Accounting Standards Board continues to develop interpretative guidance for SFAS 133 which may impact application of the standard in the future.

H -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of certain recorded financial instruments at December 31 are as follows:

	2001		2000
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
	(Millions of Dollars)
Long-term debt including
current portion	$149.3	$160.4	$147.6	$152.2

The carrying value of cash and cash equivalents, net accounts receivable, accounts payable and short-term borrowings approximates fair value due to the short maturities of these instruments. The fair value of long-term debt, including the current portion of long-term debt, is estimated based upon quoted market value for the same or similar issues or upon the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the issuing company's bond rating and the present value of future cash flows.

I -- BENEFITS

Pension Plans:   Pension plan assets, the majority of which are equity securities, are held by pension trusts. Other pension plan assets include corporate and government bonds and real estate. In the opinion of the Company, current pension trust assets and amounts which are expected to be paid to the trusts in the future will be adequate to meet pension payment obligations to current and future retirees.

Wisconsin Gas recorded the net pension and postretirement assets and obligations at fair value at the date of the WICOR, Inc. acquisition. Wisconsin Gas has recorded a regulatory liability for the difference between the amounts recorded at the acquisition date and the prior carrying amounts to reflect the anticipated rate treatment of these amounts. The regulatory liability will be amortized and will reduce pension and postretirement expense over a 15 year period.

Open window benefits were offered in 2000 to certain participants in the Wisconsin Gas Pension Plan for Non-Union Employees. This benefit enhancement resulted in a one-time FAS 88 cost of $0.5 million.

The status of the defined benefit pension plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans follows. This table represents both qualified and non-qualified pension plan obligations.

	Pension Benefits
			Predecessor
		Period from	Period from
		Apr 27 - Dec 31	Jan 1 - Apr 26
Status of Benefit Plans	2001	2000	2000
	(Millions of Dollars)
Change in Benefit Obligation
Benefit Obligation at January 1	$137.1	$114.2	$117.9
Service cost	3.1	1.6	0.9
Interest cost	9.8	6.9	3.0
Plan amendments	(0.1)	-	-
Actuarial loss	(1.5)	25.7	(1.4)
Special termination benefits	-	0.5	-
Benefits paid	(17.9)	(11.8)	(6.2)
Benefit Obligation at December 31	$130.5	$137.1	$114.2

Change in Plan Assets
Fair Value at January 1	$247.2	$268.1	$235.6
Actual return on plan assets	(14.9)	(9.3)	38.4
Employer contributions	0.5	-	-
Benefits paid	(17.9)	(11.6)	(5.9)
Fair Value at December 31	$214.9	$247.2	$268.1

Funded Status of Plans
Funded status at December 31	$84.4	$110.1	$153.9
Unrecognized
Net actuarial loss (gain)	88.0	49.4	(103.0)
Prior service cost	-	-	1.9
Net transition (asset) obligation	-	-	(5.8)
Net Asset (Accrued Benefit Cost)	$172.4	$159.5	$47.0
	=====	=====	====

The components of net periodic pension benefit costs as well as the weighted-average assumptions used in accounting for the plans include the following:

	Pension Benefits
			Predecessor
		Period from	Period from
		Apr 27 - Dec 31	Jan 1 - Apr 26
Benefit Plan Cost Components	2001	2000	2000	1999
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$3.1	$1.6	$0.9	$3.0
Interest cost	9.8	6.9	3.0	8.7
Expected return on plan assets	(23.9)	(13.8)	(6.2)	(17.3)
Amortization of:
Transition obligation (asset)	-	-	(0.5)	(1.4)
Prior service cost	-	-	-	0.2
Actuarial loss (gain)	0.2	-	(0.4)	-
Terminations/curtailment	-	-	-	-
Net Periodic Benefit Cost	($10.8)	($5.3)	($3.2)	($6.8)
	====	====	====	====

Weighted-Average Assumptions
at December 31 (%)
Discount rate	7.25	7.5	7.5	7.5
Expected return on plan assets	9.0	9.0	9.0	9.0
Rate of compensation increase	4.5 to	4.5 to	4.5 to	4.5 to
	5.0	5.0	5.0	5.0

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

Other Postretirement Benefits Plans:   The Company uses Employees' Benefit Trusts to fund a major portion of other postretirement benefits. The majority of the trusts' assets are mutual funds or commingled indexed funds.

Effective January 1, 1992, postretirement benefit costs have been calculated in accordance with SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and are recoverable from the utility customers of Wisconsin Gas. Wisconsin Gas has recorded deferred regulatory assets, which are being amortized over a twenty-year period effective January 1, 1992, for the cumulative difference between the amounts funded and SFAS 106 postretirement expenses through January 1, 1992.

The status of the other postretirement benefit plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans follows.

	Other Postretirement Benefits
			Predecessor
		Period from	Period from
		Apr 27 - Dec 31	Jan 1 - Apr 26
Status of Benefit Plans	2001	2000	2000
	(Millions of Dollars)
Change in Benefit Obligation
Benefit Obligation at January 1	$51.1	$48.3	$49.0
Service cost	0.4	0.2	0.1
Interest cost	3.8	2.5	1.2
Actuarial gain (loss)	2.6	1.8	(0.6)
Benefits paid	(4.2)	(1.7)	(1.4)
Benefit Obligation at December 31	$53.7	$51.1	$48.3

Change in Plan Assets
Fair Value at January 1	$69.0	71.9	67.2
Actual return on plan assets	(0.6)	(2.5)	6.1
Employer contributions	2.3	1.3	-
Benefits paid	(4.2)	(1.7)	(1.4)
Fair Value at December 31	$66.5	$69.0	$71.9

Funded Status of Plans
Funded status at December 31	$12.8	$17.9	$23.6
Unrecognized
Net actuarial loss (gain)	16.6	7.2	(34.2)
Prior service cost	-	-	(26.2)
Net transition (asset) obligation	-	-	-
Net Asset (Accrued Benefit Cost)	$29.4	$25.1	($36.8)
	====	====	=====

The components of net periodic other postretirement benefit costs as well as the weighted-average assumptions used in accounting for the plans include the following:

	Other Postretirement Benefits
			Predecessor
		Period from	Period from
		Apr 27 - Dec 31	Jan 1 - Apr 26
Benefit Plan Cost Components	2001	2000	2000	1999
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$0.3	$0.2	$0.1	$0.4
Interest cost	3.8	2.5	1.2	3.4
Expected return on plan assets	(6.1)	(4.2)	(1.9)	(5.2)
Amortization of:
Prior service cost	-	-	(0.7)	(2.0)
Actuarial loss (gain)	-	-	(0.6)	(1.4)
Net Periodic Benefit Cost	($2.0)	($1.5)	($1.9)	($4.8)
	====	====	====	====

Weighted-Average Assumptions
at December 31 (%)
Discount rate	7.25	7.5	7.5	7.5
Expected return on plan assets	9.0	9.0	9.0	9.0
Rate of compensation increase	4.5 to	4.5	4.5	4.0 to
	5.0			5.0

The assumed health care cost trend rate for 2002 is at 10% for all plan participants decreasing gradually to 5% in 2007 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Millions of Dollars)
Effect on
Postretirement benefit obligation	$1.1	($1.2)
Total of service and interest cost components	$0.1	($0.1)

Savings Plans:    Wisconsin Gas sponsors savings plans which allow employees to contribute a portion of their pretax and/or after tax income in accordance with plan-specified guidelines. Matching contributions under these plans charged to expense amounted to $1.0 million, $1.3 million and $1.3 million during 2001, 2000 and 1999, respectively.

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

J -- COMMITMENTS AND CONTINGENCIES

Gas Supply   Wisconsin Gas has agreements for firm pipeline and storage capacity that expire at various dates through 2008. As of December 31, 2001, the aggregate amount of required payment under such agreements total approximately $187.9 million, with required payments of $77.4 million in 2002, $95.1 million for 2003 through 2006, and $15.4 million thereafter. The purchased gas adjustment provisions of Wisconsin Gas' rate schedules permit the recovery of gas costs, including payments for firm pipeline and storage capacity, from its customers subject to the GCRM sharing mechanism.

The FERC has allowed ANR Pipeline Company ("ANR") to recover capacity and "above market" supply costs associated with quantities purchased from Dakota Gasification Company under a long-term contract expiring in the year 2009. Consistent with the guidelines set forth in Order No. 636, ANR has allocated 90% of Dakota Gasification Company costs to firm transportation service. Based on its contracted quantities with ANR, Wisconsin Gas is currently paying approximately $90,000 per month of these costs.

Transition costs billed to Wisconsin Gas are being recovered from customers under the purchased gas provisions with in its rate schedules.

Capital Expenditures:   Certain commitments have been made in connection with 2002 capital expenditures. During 2002, total capital expenditures are estimated to be approximately $91 million of which approximately $34 million is attributable to gas operations, $50 million is attributable to the Guardian Pipeline lateral, and $5 million is attributable to other.

In March 1999, WICOR announced the formation of a joint venture, Guardian Pipeline, L.L.C., to construct the Guardian interstate natural gas pipeline from the Joliet, Illinois market hub to southeastern Wisconsin ("Guardian Pipeline"). CMS Energy, a Dearborn, Michigan-based international energy company, and a subsidiary of Xcel Energy, a Minneapolis-based diversified energy company, are cosponsors of the project with WICOR. The three partners will have equal ownership interests in the project. On March 14, 2001, the Federal Energy Regulatory Commission issued a certificate of public convenience and necessity authorizing construction and operation of the Guardian Pipeline. The Guardian Pipeline is expected to serve growing demand for natural gas in Wisconsin and Northern Illinois.

The Guardian Pipeline will consist of 141 miles of 36-inch pipe and related compression equipment as well as an additional 8.5 mile, 16-inch lateral, and will be designed to carry about 750,000 dekatherms per day of natural gas. In September of 2001, the FERC approved Wisconsin Gas' purchase of nine miles of existing Northern Natural Pipeline pipe to substitute for building a lateral to connect with the utility system at Eagle, Wisconsin. This purchase negates the need for the 8.5 mile 16 inch segment originally proposed for Guardian. The total cost of the project is estimated to be approximately $238 million. The joint venture intends to finance this project using $70 million of total capital contributions from the three co-owners and the proceeds of a $170 million fixed rate, amortizing project term loan arranged in November 2001.

Currently, Guardian Pipeline has firm precedent agreements to transport 88% of its design capacity. The pipeline is scheduled to be in service by year-end of 2002.

Wisconsin Gas has committed to purchase 650,000 dekatherms per day of capacity on the pipeline and will construct a 35-mile lateral at a cost of approximately $68 million to connect its distribution system to the Guardian Pipeline. In November 1999, Wisconsin Gas filed an application with the PSCW to construct and operate the lateral. In October 2000, the PSCW affirmed the need for the Wisconsin Gas lateral in a preliminary determination. Wisconsin Gas received final approval by the PSCW in an Order dated July 24, 2001 and anticipates the lateral will be in service during the first quarter of 2003.

Environmental Matters:   The Company periodically reviews its exposure for remediation costs as evidence becomes available indicating that its remediation liability has changed. Given current information, including the following, management believes that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

During 2000, the Company expanded a voluntary program of comprehensive environmental remediation planning for former manufactured gas plant sites. Wisconsin Gas has performed a preliminary assessment of two of the manufactured gas plant sites discussed below, and expects to discuss these sites with the Wisconsin Department of Natural Resources as necessary. At this time, the Company cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:   The Company is investigating the remediation of two former manufactured gas plant sites that were previously used by Wisconsin Gas. Based on this preliminary investigation, the Company estimates that the future costs for detailed site investigation and future remediation costs are approximately $5 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of December 31, 2001, the Company has established reserves of $3.8 million related to future remediation costs.

The PSCW has allowed Wisconsin utilities, including Wisconsin Gas, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for such costs to be recovered in rates over five years. As such, the Company has recorded a regulatory asset for remediation costs it has spent to date and accrued. The Company does not earn a return on the unrecovered amounts.

K -- TRANSACTIONS WITH ASSOCIATED COMPANIES

Managerial, financial, accounting, legal, data processing and other services may be rendered between associated companies and are billed in accordance with service agreements approved by the PSCW. Intercompany sales, accounts receivable and accounts payable are all immaterial.

L -- QUARTERLY FINANCIAL DATA (Unaudited)

	(Millions of Dollars)

Three Months Ended	March		June
	2001	2000	2001	2000 (a)

Total operating revenues	$332.6	$176.0	$99.7	$87.8
Operating income	$42.5	$35.7	$0.2	($0.5)
Net earnings	$19.1	$19.9	($6.1)	($4.8)

Three Months Ended	September		December
	2001	2000	2001	2000

Total operating revenues	$57.1	$66.2	$129.1	$223.5
Operating income	($7.0)	($11.0)	$17.2	$34.4
Net earnings	($8.1)	($12.6)	$6.0	$12.7

(a)	Split between current and Predecessor performance is as follows:

	Period from	Period from
	April 27, 2000 to	April 1, 2000 to
	June 30, 2000	April 26, 2000
	(Millions of Dollars)

Total operating revenues	$47.6	$40.2
Operating income	($4.5)	$4.0
Net Earnings	($6.4)	$1.6

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and the Stockholder of Wisconsin Gas Company:

We have audited the accompanying balance sheet and statement of capitalization of Wisconsin Gas Company as of December 31, 2001, and the related statements of income, common equity and cash flows for the years ended December 31, 1999 and December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Gas Company as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 1999 and December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/S/ARTHUR ANDERSEN LLP
Arthur Andersen LLP

Milwaukee, Wisconsin
February 5, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the
     Stockholder of Wisconsin Gas Company

We have audited the accompanying consolidated balance sheet and statement of capitalization of Wisconsin Gas Company (Successor) as of December 31, 2000 and the related consolidated statements of income, of common equity and of cash flows for the period from April 27, 2000 to December 31, 2000. We have also audited the related consolidated statements of earnings, of common equity and of cash flows of Wisconsin Gas Company (Predecessor) for the period from January 1, 2000 to April 26, 2000. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

As discussed in Note B to the consolidated financial statements, the Company had a significant change in ownership as of April 27, 2000 which resulted in a new basis of accounting.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
February 6, 2001

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Information regarding a change in accountants in 2001 was previously reported in a Current Report on Form 8-K dated as of March 8, 2001 and Amendment No. 1 thereto on
Form 8-K/A dated as of March 30, 2001.

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to General Instruction I(2)(c).
ITEM 11.	EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I(2)(c).
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction I(2)(c).
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I(2)(c).

PART IV
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

(a) 1.	FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS INCLUDED IN PART II OF THIS REPORT

Income Statements.

Statements of Cash Flows.

Balance Sheets.

Statements of Capitalization.

Statements of Common Equity.

Notes to Financial Statements.

Reports of Independent Public Accountants.
2.	FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS REPORT

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.
3.	EXHIBITS AND EXHIBIT INDEX

See the Exhibit Index included as the last part of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by two asterisks (**) following the description of the exhibit.
(b)	REPORTS ON FORM 8-K

No Current Reports on Form 8-K were filed by Wisconsin Gas during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WISCONSIN GAS COMPANY

By	/s/RICHARD A. ABDOO
Date: March 22, 2002	Richard A. Abdoo, Chairman of the Board,
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
/s/RICHARD A. ABDOO	March 22, 2002
Richard A. Abdoo, Chairman of the Board, and Director --
Principal Executive Officer

/s/PAUL DONOVAN	March 22, 2002
Paul Donovan, Senior Vice President and Chief Financial Officer --
Principal Financial Officer

/s/STEPHEN P. DICKSON	March 22, 2002
Stephen P. Dickson, Controller -- Principal Accounting Officer

/s/JOHN F. AHEARNE	March 22, 2002
John F. Ahearne, Director

/s/JOHN F. BERGSTROM	March 22, 2002
John F. Bergstrom, Director

/s/BARBARA L. BOWLES	March 22, 2002
Barbara L. Bowles, Director

/s/ROBERT A. CORNOG	March 22, 2002
Robert A. Cornog, Director

/s/WILLIE D. DAVIS	March 22, 2002
Willie D. Davis, Director

/s/RICHARD R. GRIGG	March 22, 2002
Richard R. Grigg, Director

/s/FREDERICK P. STRATTON, JR.	March 22, 2002
Frederick P. Stratton, Jr., Director

/s/GEORGE E. WARDEBERG	March 22, 2002
George E. Wardeberg, Director

WISCONSIN GAS COMPANY
(Commission File No. 001-07530)

EXHIBIT INDEX
to
Annual Report on Form 10-K
For the year ended December 31, 2001

The following exhibits are filed with or incorporated by reference in the report with respect to Wisconsin Gas Company. (An asterisk (*) indicates incorporation by reference pursuant to Exchange Act Rule 12b-32.)
Number	Exhibit

2	Plan of acquisition, reorganization, arrangement, liquidation, or succession

2.1*

Agreement and Plan of Merger, dated as of June 27, 1999, as amended as of September 9, 1999, by and among Wisconsin Energy Corporation, WICOR, Inc. and CEW Acquisition, Inc. (Appendix A to the joint proxy statement/prospectus dated September 10, 1999, included in Wisconsin Energy Corporation's Registration on Form S-4 filed on September 9, 1999, File No. 333-86827 (the "Form S-4").)

	2.2*	Amendment to Agreement and Plan of Merger dated as of September 9, 1999. (Exhibit 2.2 to Wisconsin Energy Corporation's Form S-4)

	2.3*	Second Amendment to Agreement and Plan of Merger dated as of April 26, 2000. (Exhibit 2.3 to Wisconsin Energy Corporation's 4/26/00 Form 8-K (File No. 001-09057).)

3	Articles of Incorporation and By-laws

	3.1*	Wisconsin Gas Company Restated Articles of Incorporation, as amended. (Exhibit 3.1 to Wisconsin Gas Company's 12/31/88 Form 10-K).

	3.2	Wisconsin Gas Company By-laws, as amended January 1, 2002.

4	Instruments defining the rights of security holders, including indentures

4.1*

Indenture, dated as of September 1, 1990, between Wisconsin Gas Company and Firstar Bank Milwaukee, N.A., Trustee. (Exhibit 4.11 to Wisconsin Gas Company's Form S-3 Registration Statement No. 33-36639.)

	4.2*	Officers' Certificate, dated as of September 15, 1993, setting forth the terms of Wisconsin Gas Company's 6.60% debentures due 2013. (Exhibit 4.1 to Wisconsin Gas Company's 9/15/93 Form 8-K.)

	4.3*	Officers' Certificate, dated as of November 7, 1995, setting forth the terms of Wisconsin Gas Company's 6-3/8% Notes due 2005. (Exhibit 4 to Wisconsin Gas Company's 11/7/95 Form 8-K.)

	4.4*	Officers' Certificate, dated as of January 21, 1999, setting forth the terms of Wisconsin Gas Company's 5.5% notes due 2009. (Exhibit 4 to Wisconsin Gas Company's 1/15/99 Form 8-K.)

10	Material Contracts

10.1*

Service Agreement, dated April 25, 2000 between Wisconsin Electric Power Company and Wisconsin Gas Company. (Exhibit 10.32 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)** See Note.

10.2*

Affiliated Interest Agreement (Service Agreement), dated May 1, 2001, between Wisconsin Energy Corporation and its affiliates. (Exhibit 10.1 to Wisconsin Energy's 9/30/01 Form 10-Q (File No. 001-09057).)** See Note.

Note:  Two asteriks (**) identify management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K. Certain compensatory plans, contracts or arrangements in which directors or executive officers of Wisconsin Gas Company participate are not filed as Wisconsin Gas Company exhibits in reliance on the exclusion in Item 601(b)(10)(iii)(B)(6) of Regulation S-K. Wisconsin Gas Company is an indirect wholly-owned subsidiary of Wisconsin Energy Corporation, Commission File No. 001-09057, and such compensatory plans, contracts or arrangements are filed as exhibits to Wisconsin Energy Corporation's periodic reports under the Securities Exchange Act of 1934.

99	Additional Exhibits

	99.1	Letter regarding representations made by Arthur Andersen LLP.