Form 10-Q
period 2002-03-31
WISCONSIN GAS CO
filed 2002-05-14
CIK 107819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (April 30, 2002):

Common Stock, $8.00 Par Value,	1,125 shares outstanding.

All Wisconsin Gas Company Common Stock is held by WICOR, Inc., a wholly owned subsidiary of Wisconsin Energy Corporation.

WISCONSIN GAS COMPANY

FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2002

TABLE OF CONTENTS
Item		Page

Introduction ...............................................................................................................................

Part I -- Financial Information

1.	Financial Statements

Income Statements ...........................................................................................

Statements of Cash Flows ................................................................................

Balance Sheets ..................................................................................................

Notes to Financial Statements ..........................................................................

2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations ....................................................................

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

Signatures ..................................................................................................................................

INTRODUCTION

Wisconsin Gas Company ("Wisconsin Gas" or "the Company"), a natural gas distribution public utility, is a Wisconsin corporation and a wholly-owned subsidiary of WICOR, Inc. ("WICOR"), a diversified holding company. On April 26, 2000, the merger between Wisconsin Energy Corporation ("Wisconsin Energy") and WICOR was completed. Upon the completion of the merger, WICOR, Wisconsin Gas and WICOR's other subsidiaries became wholly-owned direct or indirect subsidiaries of Wisconsin Energy.

In April 2002, Wisconsin Energy introduced a single, unified trade name, "We Energies" for the operations of Wisconsin Gas and its affiliate, Wisconsin Electric Power Company ("Wisconsin Electric"), a wholly-owned subsidiary of Wisconsin Energy. Through the We Energies trade name, Wisconsin Energy intends to create a strong, unified utility branding that will represent Wisconsin Energy's brand and products and reinforce the core attributes of the organization. Under the new name, the Company offers customers the ability to meet all of their energy needs with one call. In addition, some of the new services being introduced to customers include automated meter reading, a portfolio of power quality services, and faster, more complete information during storm outages.

The unaudited interim financial statements presented in this Form 10-Q have been prepared by Wisconsin Gas pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Wisconsin Gas's financial statements should be read in conjunction with the financial statements and notes thereto included in Wisconsin Gas's 2001 Annual Report on Form 10-K.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN GAS COMPANY
INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(Millions of Dollars)

Operating Revenues	$188.4	$332.6

Operating Expenses
Cost of gas sold	113.4	252.8
Other operation and maintenance	21.6	22.5
Depreciation and amortization	10.8	10.5
Goodwill amortization	-	2.9
Property and revenue taxes	1.7	1.4

	147.5	290.1

Operating Income	40.9	42.5

Interest Expense	3.3	4.3
Interest Expense - WICOR	-	5.0
Total Interest Expense	3.3	9.3
Other (Income) Deductions, net	-	(0.1)

Income Before Income Taxes	37.6	33.3

Income Taxes	14.7	14.2

Net Income	$22.9	$19.1
	====	====

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
BALANCE SHEETS

	(Unaudited)
	March 31, 2002	December 31, 2001
Assets	(Millions of Dollars)

Property, Plant and Equipment	$958.5	$960.0
Accumulated depreciation	543.9	539.7
Net Property, Plant and Equipment	414.6	420.3

Current Assets
Cash and cash equivalents	4.5	3.5
Accounts receivable	98.3	44.3
Accrued revenues	40.0	45.2
Gas in storage	19.5	63.4
Materials and supplies	5.6	6.2
Deferred income taxes	18.3	8.7
Prepaid taxes	4.4	19.2
Other	0.7	1.0
Total Current Assets	191.3	191.5

Deferred Charges and Other Assets
Goodwill, net	441.9	441.9
Prepaid pension costs	181.2	178.7
Prepaid postretirement benefits	30.7	30.4
Regulatory assets	29.9	36.2
Other	17.2	12.1
Total Deferred Charges and Other Assets	700.9	699.3

Total Assets	$1,306.8	$1,311.1
	======	======

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
BALANCE SHEETS

	(Unaudited)
	March 31, 2002	December 31, 2001
Capitalization and Liabilities	(Millions of Dollars)

Capitalization
Common equity	$711.9	$691.0
Long-term debt	150.7	149.3
Total Capitalization	862.6	840.3

Current Liabilities
Short-term debt	86.9	128.7
Accounts payable	32.6	33.8
Accounts payable - affiliated companies, net	8.3	22.1
Refundable gas costs	24.2	0.2
Accrued taxes	10.0	-
Accrued payroll and benefits	5.2	5.9
Other	7.2	7.3
Total Current Liabilities	174.4	198.0

Deferred Credits and Other Liabilities
Accumulated deferred income taxes	58.5	58.7
Regulatory liabilities	180.8	186.3
Environmental remediation costs	3.7	3.8
Unamortized investment tax credit	4.9	5.1
Other	21.9	18.9
Total Deferred Credits and Other Liabilities	269.8	272.8

Total Capitalization and Liabilities	$1,306.8	$1,311.1
	======	======

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(Millions of Dollars)
Operations
Net income	$22.9	$19.1
Reconciliation to cash:
Depreciation and amortization	10.3	14.3
Net pension and other postretirement
benefit (income)	(2.8)	(3.4)
Deferred income taxes and investment tax credits, net	(8.9)	0.4
Change in:
Receivables and accrued revenues	(48.8)	(23.9)
Inventories	44.5	48.4
Accounts payable	(1.2)	(33.5)
Accrued taxes	23.3	(11.3)
Refundable gas costs	24.0	(3.7)
Other assets and liabilities	(15.8)	(10.2)
Cash Provided by (Used in) Operating Activities	47.5	(3.8)

Investing Activities
Capital expenditures	(4.1)	(6.1)
Other, net	(0.6)	(0.1)
Cash Used in Investing Activities	(4.7)	(6.2)

Financing Activities
Change in short-term borrowings	(41.8)	6.9
Other	-	(0.1)
Cash (Used in) Provided by Financing Activities	(41.8)	6.8

Change in Cash and Cash Equivalents	1.0	(3.2)
Cash and Cash Equivalents at Beginning of Period	3.5	6.0
Cash and Cash Equivalents at End of Period	$4.5	$2.8
	===	===
Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$3.3	$9.3
Income taxes (net of refunds)	$ -	$25.7

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

General Information
1.

The accompanying unaudited financial statements for Wisconsin Gas Company should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Gas's 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Gas, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2002 are not necessarily indicative, however, of the results which may be expected for the entire year 2002 because of seasonal and other factors.

NEW ACCOUNTING PRONOUNCEMENTS
2.

Business Combinations and Goodwill:   In June 2001, the Financial Accounting Standards Board authorized issuance of Statement of Financial Accounting Standards ("SFAS") No.  142, Goodwill and Other Intangible Assets. The Standard was effective beginning January 1, 2002. Under SFAS 142, goodwill and other intangibles with indefinite lives are no longer subject to amortization. However, goodwill along with other intangibles are subject to new fair value-based rules for measuring impairment, and resulting write-downs, if any, will be reflected as a change in accounting principle upon adoption and in operating expense in subsequent periods. The transition calls for an impairment test for intangible assets with indefinite lives to be performed in the first quarter of 2002 and for an impairment test for goodwill as of January 1, 2002 to be finalized by the end of June 2002. The Company had no intangible assets with indefinite lives at the date of adoption of SFAS 142. Wisconsin Gas has not yet completed its evaluation of the application of the new impairment rules to the recorded goodwill balance. The adoption of SFAS 142 by Wisconsin Gas on January 1, 2002 resulted in an increase in net income, for the three months ended March 31, 2002, of $2.9 million due to the elimination of goodwill amortization.

The following table presents what reported net income would have been had SFAS 142 been adopted at the beginning of fiscal 2001 due to the elimination of goodwill amortization.

	Three Months Ended March 31
	2002	2001
	(Millions of Dollars)
Net Income
Reported Net Income	$22.9	$19.1
Proforma Net Income	$22.9	$22.0

The following table presents the changes in goodwill during the first quarter of fiscal 2002:

Goodwill
Balance at 12/31/01	$441.9
Acquired	-
Adjustments	-
Balance at 3/31/02	$441.9
====

Long-Lived Assets:   In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment of Long-Lived Assets. SFAS 144, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, requires entities to test long-lived assets (asset groups) for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company adopted SFAS 144 effective January 1, 2002.

COMMON EQUITY
4.

Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Wisconsin Gas had the following total Comprehensive Income during the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31
Comprehensive Income	2002	2001
	(Millions of Dollars)

Net Income	$22.9	$19.1
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) During the Period
on Derivatives Qualified as Hedges
Unrealized gains due to cumulative
Effect of change in accounting principle	-	3.0
Change in value	(1.5)	(0.2)
Reclassification to earnings	(0.5)	(2.1)
Net Unrealized Gains (Losses)	(2.0)	0.7
Total Other Comprehensive Income (Loss)	(2.0)	0.7
Total Comprehensive Income	$20.9	$19.8
	====	====

COMMITMENTS AND CONTINGENCIES
5.

Capital Expenditures:   In April 2002, Wisconsin Gas announced that construction of the 35-mile lateral to connect its distribution system to the Guardian Pipeline may be delayed until the spring of 2003 in order to obtain all permits and easements. Wisconsin Gas anticipates the lateral will be in service by November 2003. Delay in construction of the lateral is not expected to affect the 2002 in service date and availability of the Guardian Pipeline to Wisconsin Gas.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Factors:   A number of forward-looking statements are included in this document. When used, the terms "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the factors that are noted throughout this document and below in "Factors Affecting Results, Liquidity and Capital Resources".

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2002

EARNINGS

Earnings increased by $3.8 million or 19.9% in the first quarter of 2002 compared with the first quarter of 2001, primarily reflecting reduced interest expense, and the elimination of goodwill amortization in conjunction with the adoption of SFAS 142 on January 1, 2002, partially offset by a decrease in total gas margin.

Operating Revenues, Cost of Gas Sold and Gross Margin

A comparison of Wisconsin Gas's gas utility operating revenues, gross margin and gas deliveries during the first quarter of 2002 with similar information for the first quarter of 2001 follows. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. Due primarily to a significant decline in the delivered cost of natural gas between the comparative periods, gas operating revenues declined by $144.2 million or 43.4% offset by a $139.4 million or 55.1% decrease in purchased gas costs.

	Three Months Ended March 31
Operations	2002	2001	% Change
	(Millions of Dollars)

Operating Revenues	$188.4	$332.6	(43.4%)
Cost of Gas Sold	113.4	252.8	(55.1%)
Gross Margin	$75.0	$79.8	(6.0%)
	====	====

For the three months ended March 31, 2002, gas margin declined by $4.8 million or 6.0% when compared to the three months ended March 31, 2001 due primarily to a weather-related decline in therm deliveries, especially to residential customers who are more weather sensitive and contribute higher margins than other customer classes. As measured by heating degree days, the first quarter of 2002 was 11.1% warmer than the first quarter of 2001 and 8.7% warmer than normal.

The following table compares Wisconsin Gas's gross margin and natural gas therm deliveries by customer class during the first quarter of 2002 with similar information for the first quarter of 2001.

	Gross Margin			Therm Deliveries
	Three Months Ended March 31			Three Months Ended March 31
Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$51.1	$54.2	(5.7%)	204.6	219.6	(6.8%)
Commercial/Industrial	14.0	14.1	(0.7%)	112.4	111.9	-
Interruptible	0.4	0.5	(20.0%)	5.9	6.2	(6.3%)
Total Retail Gas Margin	65.5	68.8	(4.8%)	322.9	337.7	(4.4%)
Transported Gas	8.0	9.3	(14.0%)	143.8	154.2	(6.7%)
Other-Operating	1.5	1.7	(11.8%)	-	-	-
Total Gross Margin	$75.0	$79.8	(6.0%)	466.7	491.9	(5.1%)
	====	====		====	====

Weather -- Degree Days (a)
Heating (3,304 Normal)				3,018	3,395	(11.1%)

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Items

Goodwill Amortization:   Goodwill amortization expense was eliminated upon adoption of SFAS 142 on January 1, 2002. This caused a decrease in expenses of $2.9 million during the first quarter of 2002 compared to 2001.

Interest Expense:   Interest expense decreased by $6.0 million during the first quarter of 2002 due to the elimination of $5.0 million of interest expense related to intercompany notes. In December 2001, as a result of a PSCW Consent Order WICOR made a capital contribution and the Company repaid $305 million of intercompany notes payable. In addition, other interest expense was also $1.0 million less in the first quarter of 2002 compared to 2001 due to lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Gas's cash flows during the first three months of 2002 and 2001:

	Three Months Ended March 31
Wisconsin Gas Company	2002	2001
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$47.5	($3.8)
Investing Activities	($4.7)	($6.2)
Financing Activities	($41.8)	$6.8

Operating Activities

Cash provided by operating activities increased to $47.5 million during the first three months of 2002 compared with using $3.8 million during the same period in 2001. This increase is due to lower natural gas prices and warm winter weather during the first quarter of 2002 which reduced working capital needs.

Investing Activities

During the first three months of 2002, Wisconsin Gas invested a total of $4.7 million including capital expenditures of $4.1 million for utility plant.

Financing Activities

During the three months ended March 31, 2002, Wisconsin Gas reduced short-term borrowings by $41.8 million. The Company's earnings and cash flows are very seasonal.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining nine months of 2002 are expected to be met through a combination of internal sources of funds from operations and the Company's existing commercial paper program.

The Company has access to outside capital markets and has been able to generate funds internally and externally to meet its capital requirements. Wisconsin Gas's ability to attract the necessary financial capital at reasonable terms is critical to the Company's overall strategic plan. Wisconsin Gas believes that it has adequate capacity to fund its operations for the foreseeable future through its borrowing arrangements and internally generated cash.

On March 31, 2002, Wisconsin Gas had $103.0 million of total available unused short-term borrowing capacity under their existing commercial paper program. On that date, Wisconsin Gas had $190.0 million of available unused lines of bank credit to support its outstanding commercial paper program.

The following table shows Wisconsin Gas's capitalization structure at March 31, 2002 and at December 31, 2001:

Capitalization Structure	March 31, 2002		December 31, 2001
	(Millions of Dollars)

Common Equity	$711.9	74.9%	$691.0	71.3%
Long-Term Debt (including
current maturities)	150.7	15.9%	149.3	15.4%
Short-Term Debt	86.9	9.2%	128.7	13.3%
Total	$949.5	100.0%	$969.0	100.0%
	=====	=====	=====	=====

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the current ratings of the debt securities of Wisconsin Gas by Standard & Poors Corporation ("S&P"), Moody's Investors Service ("Moody's") and Fitch.

Wisconsin Gas Company	S&P	Moody's	Fitch

Commercial Paper	A-1	P-1	F1+
Unsecured Senior Debt	A	Aa2	AA-

S&P's, Moody's and Fitch's current outlook for Wisconsin Gas is stable.

Wisconsin Gas believes these ratings should provide a significant degree of flexibility in obtaining funds on competitive terms. However, these security ratings reflect the views of the rating agencies. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.

Capital Requirements

Capital requirements during the remainder of 2002 are expected to be principally for capital expenditures. Wisconsin Gas's annual 2002 capital expenditure budget is approximately $91 million.

Wisconsin Gas is a party to various financial instruments with off-balance sheet risk as a part of its normal course of business, which may include, from time to time, financial guarantees and letters of credit, which support construction projects, commodity contracts and other payment obligations.

Total contractual obligations and other commercial commitments for Wisconsin Gas as of March 31, 2002 declined by normal periodic payments related to these types of obligations. There were no significant new contracts entered into in the first quarter of 2002. Obligations for utility operations by Wisconsin Gas have historically been included as part of the rate making process and therefore generally recoverable from customers.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of Wisconsin Gas. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause Wisconsin Gas's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause Wisconsin Gas's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

  Factors affecting operations such as unusual weather conditions; catastrophic weather-related or terrorism-related damage; or unplanned maintenance or repairs; unanticipated changes in gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by natural gas suppliers under existing gas supply contracts; environmental incidents; gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.
  Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; distribution system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction.
  Unexpected difficulties or unanticipated effects of the qualified five-year gas rate freeze ordered by the Public Service Commission of Wisconsin as a condition of its approval in 2000 of the merger of Wisconsin Energy Corporation and WICOR, Inc.
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
  Factors affecting the availability or cost of capital such as: changes in interest rates; the Company's capitalization structure; market perceptions of the utility industry or the Company; or security ratings.
  Federal, state or local legislative factors such as changes in tax laws or rates; changes in trade, monetary and fiscal policies, laws and regulations; gas industry restructuring initiatives; or changes in environmental laws and regulations.
  Authoritative generally accepted accounting principle or policy changes, such as adoption of SFAS 142, Goodwill and Other Intangible Assets, and SFAS 143, Accounting for Asset Retirement Obligations, from such standard setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission.
  Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.
  Other business or investment considerations that may be disclosed from time to time in Wisconsin Gas's Securities and Exchange Commission filings or in other publicly disseminated written documents.

Wisconsin Gas undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

*****

For certain other information which may impact Wisconsin Gas's future financial condition or results of operations, see Item 1, Financial Statements -- "Notes to Financial Statements," in Part I of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk at Wisconsin Gas Company, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources - Market Risks and Other Significant Risks," in Part II of Wisconsin Gas's 2001 Annual Report on Form 10-K.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of Wisconsin Gas's 2001 Annual Report on Form 10-K.

Columbia Propane Lawsuit:   On April 22, 2002, the Wisconsin Supreme Court granted Wisconsin Gas's Petition for Review in a lawsuit asserting that Wisconsin Gas stands in the shoes of the prior owner and operator of a former manufactured gas plant and is liable for an estimated $5 million in cleanup costs at a site in Marshfield, Wisconsin, acquired in 1960 and subsequently sold to Columbia Propane in 1962.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	EXHIBITS

The following Exhibits are filed with or incorporated by reference in this Form 10-Q report:

Exhibit No.

None.

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

b.	REPORTS ON FORM 8-K

No reports on Form 8-K were filed by Wisconsin Gas during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN GAS COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date: May 14, 2002	Stephen P. Dickson, Controller, Chief Accounting Officer and duly authorized officer