Form 10-Q
period 2002-06-30
WISCONSIN GAS CO
filed 2002-08-13
CIK 107819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (July 31, 2002):

Common Stock, $8.00 Par Value	1,125 shares outstanding

All Wisconsin Gas Company Common Stock is held by WICOR, Inc., a wholly owned subsidiary of Wisconsin Energy Corporation.

WISCONSIN GAS COMPANY

FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2002

TABLE OF CONTENTS
Item		Page

Introduction ...............................................................................................................................

Part I -- Financial Information

1.	Financial Statements

Condensed Income Statements ...........................................................................................

Condensed Balance Sheets .................................................................................................

Condensed Statements of Cash Flows ...............................................................................

Notes to Condensed Financial Statements .........................................................................

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

Signatures ..................................................................................................................................

INTRODUCTION

Wisconsin Gas Company ("Wisconsin Gas" or "the Company"), a natural gas distribution public utility, is a Wisconsin corporation and a wholly-owned subsidiary of WICOR, Inc. ("WICOR"), a diversified holding company. On April 26, 2000, a merger between Wisconsin Energy Corporation ("Wisconsin Energy") and WICOR was completed. Upon the completion of the merger, WICOR, Wisconsin Gas and WICOR's other subsidiaries became wholly-owned direct or indirect subsidiaries of Wisconsin Energy.

Subsequent to the merger, Wisconsin Gas and Wisconsin Electric Power Company ("Wisconsin Electric"), another wholly-owned public utility subsidiary of Wisconsin Energy, have combined common functions. In April 2002, the two companies began doing business under the trade name of "We Energies".

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN GAS COMPANY
CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Millions of Dollars)

Operating Revenues	$94.4	$99.7	$282.8	$432.3

Operating Expenses
Cost of gas sold	57.9	67.6	171.3	320.4
Other operation and maintenance	21.2	17.1	42.8	39.6
Depreciation and amortization	8.3	10.4	19.1	20.9
Goodwill amortization	-	2.9	-	5.8
Property and revenue taxes	1.7	1.5	3.4	2.9
Total Operating Expenses	89.1	99.5	236.6	389.6

Operating Income	5.3	0.2	46.2	42.7

Other Income (Deductions), net	(0.4)	-	(0.4)	0.1

Interest Expense	2.9	3.9	6.2	8.2
Interest Expense - WICOR	-	4.9	-	9.9
Total Interest Expense	2.9	8.8	6.2	18.1

Income Before Income Taxes	2.0	(8.6)	39.6	24.7

Income Taxes	0.5	(2.5)	15.2	11.7

Net Income (Loss)	$1.5	($6.1)	$24.4	$13.0
	===	====	====	====

WISCONSIN GAS COMPANY
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30, 2002	December 31, 2001
	(Millions of Dollars)
Assets

Property, Plant and Equipment	$946.0	$960.0
Accumulated depreciation	(548.2)	(539.7)
Net Property, Plant and Equipment	397.8	420.3

Current Assets
Cash and cash equivalents	5.5	3.5
Accounts receivable	70.8	44.3
Accrued revenues	6.5	45.2
Gas in storage	39.1	63.4
Materials and supplies	5.4	6.2
Deferred income taxes	14.2	8.7
Prepaid taxes	14.4	19.2
Other	0.3	1.0
Total Current Assets	156.2	191.5

Deferred Charges and Other Assets
Goodwill, net	441.9	441.9
Prepaid pension costs	184.7	178.7
Regulatory assets	31.1	36.2
Other	51.6	42.5
Total Deferred Charges and Other Assets	709.3	699.3

Total Assets	$1,263.3	$1,311.1
	======	======

Capitalization and Liabilities

Capitalization
Common equity	$713.8	$691.0
Long-term debt	150.1	149.3
Total Capitalization	863.9	840.3

Current Liabilities
Short-term debt	47.6	128.7
Accounts payable	31.4	33.8
Accounts payable - affiliated companies, net	21.0	22.1
Refundable gas costs	13.9	0.2
Other	17.6	13.2
Total Current Liabilities	131.5	198.0

Deferred Credits and Other Liabilities
Regulatory liabilities	177.5	186.3
Accumulated deferred income taxes	61.4	58.7
Other	29.0	27.8
Total Deferred Credits and Other Liabilities	267.9	272.8

Total Capitalization and Liabilities	$1,263.3	$1,311.1
	======	======

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(Millions of Dollars)
Operating Activities
Net income	$24.4	$13.0
Reconciliation to cash
Depreciation and amortization	20.3	28.3
Net pension and other
postretirement benefit (income)	(6.6)	(7.5)
Deferred income taxes and investment tax credits, net	(2.7)	(0.5)
Change in:
Receivables and accrued revenues	12.2	71.5
Inventories	25.1	19.0
Accounts payable	(3.5)	(60.1)
Deferred and accrued taxes	9.5	(10.8)
Refundable gas costs	13.7	(15.1)
Other	(3.9)	9.3
Cash Provided by Operating Activities	88.5	47.1

Investing Activities
Capital expenditures	(16.7)	(15.9)
Proceeds from assets sales	12.0	-
Other, net	(0.7)	(0.2)
Cash Used in Investing Activities	(5.4)	(16.1)

Financing Activities
Change in short-term borrowings	(81.1)	(33.1)
Other	-	(0.1)
Cash Used in Financing Activities	(81.1)	(33.2)

Change in Cash and Cash Equivalents	2.0	(2.2)
Cash and Cash Equivalents at Beginning of Period	3.5	6.0
Cash and Cash Equivalents at End of Period	$5.5	$3.8
	===	===

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$5.6	$17.4
Income taxes (net of refunds)	$8.5	$31.9

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

GENERAL INFORMATION
1.

The accompanying unaudited condensed financial statements for Wisconsin Gas Company should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Gas's 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Gas, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative, however, of the results which may be expected for the entire year 2002 because of seasonal and other factors.

2.

Wisconsin Gas has modified certain income statement and cash flow presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income or cash provided by operating activities.

NEW ACCOUNTING PRONOUNCEMENTS
3.

Business Combinations and Goodwill:   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.  142, Goodwill and Other Intangible Assets. The standard was effective beginning January 1, 2002. Under SFAS 142, goodwill and other intangibles with indefinite lives are no longer subject to amortization. However, goodwill along with other intangibles are subject to new fair value-based rules for measuring impairment, and resulting write-downs, if any, are reflected as a change in accounting principle upon adoption and in operating expense in subsequent periods.

Management estimated the fair value of the Company by considering public company trading multiples and merger and acquisition transaction multiples for similar companies. This evaluation utilized the information available in the circumstances, including reasonable and supportable assumptions. The results of this evaluation indicated that the fair value of the Company was in excess of the carrying amount. Given consideration of these factors, the Company has determined that there is no impairment to the recorded goodwill balance at the date of adoption of SFAS 142. These impairment tests were required to be performed as of the January 1, 2002, adoption of SFAS 142 and at least annually thereafter. On an ongoing basis, absent any impairment indicators, the Company expects to perform its annual impairment test during its third quarter.

The adoption of SFAS 142 by Wisconsin Gas on January 1, 2002 resulted in an increase in net income of $2.9 million and $5.8 million, for the three and six month periods ended June 30, 2002, due to the elimination of goodwill amortization.

The following table presents what reported net income would have been had SFAS 142 been adopted at the beginning of fiscal 2001.

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001

Net Income (Millions of Dollars)
Reported Net Income (Loss)	$1.5	($6.1)	$24.4	$13.0
Pro forma Net Income (Loss)	$1.5	($3.2)	$24.4	$18.8

Asset Retirement Obligations:   In June 2001, the Financial Accounting Standards Board issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143, which is effective for fiscal years beginning after June 15, 2002, requiring entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When the liability is recorded, the entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. Each period, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company expects to adopt SFAS 143 effective January 1, 2003.

The Company is performing a detailed assessment of the specific applicability and implications of SFAS 143. Any changes in depreciation expense due to differing assumptions between SFAS 143 and those currently required by the Public Service Commission of Wisconsin ("PSCW") are not expected to be material, and the Company would expect to seek recovery of these expenses in rates.

COMMON EQUITY
4.

Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Wisconsin Gas had the following total Comprehensive Income during the six month periods ended June 30, 2002 and 2001:

	Six Months Ended June 30
Comprehensive Income	2002	2001
	(Millions of Dollars)

Net Income	$24.4	$13.0
Other Comprehensive Income (Loss)
Unrealized Losses During the Period
on Derivatives Qualified as Hedges:
Unrealized losses due to cumulative
effect of change in accounting principle	-	3.0
Change in value	(1.4)	(2.0)
Reclassification to earnings	(0.2)	(2.0)
Net Unrealized Losses	(1.6)	(1.0)
Total Comprehensive Income	$22.8	$12.0
	====	====

ASSET SALES
5.

During the second quarter of 2002, Wisconsin Gas completed asset sales with net proceeds of $12.0 million. These sales include the Company's former main office building in Milwaukee and the sale of Leasing Services, an unregulated division of Wisconsin Gas.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2002

EARNINGS

Earnings increased by $7.6 million or 124.6% in the second quarter of 2002 compared with the second quarter of 2001, primarily reflecting an increase in total gas margins, reduced interest expense, and the elimination of goodwill amortization effective January 1, 2002 with the adoption of SFAS 142.

Operating Revenues, Gross Margin and Therm Deliveries

A comparison follows of operating revenues, gross margin and gas deliveries during the second quarter of 2002 with similar information for the second quarter of 2001. Gross margin is a better performance indicator for the gas utility than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. Operating revenues decreased by $5.3 million or 5.3% reflecting a $9.7 million decrease in purchased gas costs offset in part by increased volumes due to cooler weather.

	Three Months Ended June 30
Operations	2002	2001	% Change
	(Millions of Dollars)

Operating Revenues	$94.4	$99.7	(5.3%)
Cost of Gas Sold	57.9	67.6	(14.3%)
Gross Margin	$36.5	$32.1	13.7%
	====	====

For the three months ended June 30, 2002, gross margin increased by $4.4 million or 13.7% when compared to the three months ended June 30, 2001 due primarily to a weather-related increase in therm deliveries, especially to residential customers who are more weather sensitive and contribute higher margins per therm than other customer classes. The region experienced periods of unseasonably cool weather during April and May of 2002. As measured by heating degree days, the second quarter of 2002 was 25.6% cooler than the second quarter of 2001 and 12.0% cooler than normal.

The following table compares gross margins and natural gas therm deliveries by customer class during the second quarter of 2002 with similar information for the second quarter of 2001.

	Gross Margins			Therm Deliveries
	Three Months Ended June 30			Three Months Ended June 30
Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$23.3	$20.2	15.3%	76.2	62.3	22.3%
Commercial/Industrial	5.9	4.7	25.5%	41.7	32.8	27.1%
Interruptible	0.3	0.3	0.0%	4.6	3.3	39.4%
Total Retail Gas	29.5	25.2	17.1%	122.5	98.4	24.5%
Transported Gas	5.4	5.3	1.9%	101.9	96.8	5.3%
Other-Operating	1.6	1.6	0.0%	-	-	-
Total	$36.5	$32.1	13.7%	224.4	195.2	15.0%
	====	====		====	====

Weather -- Degree Days (a)
Heating (950 Normal)				1,064	847	25.6%

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $4.1 million or 24.0% during the second quarter of 2002 when compared with the second quarter of 2001. The primary increase in the second quarter of 2002 included $3.9 million of higher intercompany costs related to information systems. Prior to August 2001, Wisconsin Gas utilized its own customer service system. In connection with the merger, in August of 2001, the Company transferred its customer service function to Wisconsin Electric which resulted in increased operating and maintenance costs and reduced depreciation expense. In addition, during the second quarter of 2002, the Company experienced higher pension and other medical benefit expenses.

Depreciation and Amortization:   Depreciation and amortization expenses decreased by $2.1 million during the second quarter of 2002 primarily due to the Company completing the amortization of its customer service system, a service now provided by Wisconsin Electric, with the related cost recognized by the Company as other operating and maintenance expense.

Goodwill Amortization:   Goodwill amortization expenses decreased by $2.9 million during the second quarter of 2002 due primarily to the adoption on January 1, 2002 of SFAS 142, which eliminated amortization of goodwill and intangibles with indefinite lives.

Interest Expense:   Interest expense decreased by $5.9 million or 67.0% during the second quarter of 2002 due primarily to intercompany notes which were reversed in December 2001 pursuant to a PSCW order, and to lower short-term interest rates.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2002

EARNINGS

The earnings for Wisconsin Gas increased by $11.4 million to $24.4 million during the first six months of 2002 when compared to the first six months of 2001. This increase in earnings primarily reflects lower interest expense of $11.9 million during the first six months of 2002. In addition, amortization of goodwill was discontinued effective January 1, 2002 with the adoption of SFAS 142, resulting in an increase in earnings of $5.8 million.

Operating Revenues, Gross Margin and Therm Deliveries

A comparison of operating revenues, gross margin and gas deliveries follows. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. As reflected below, operating revenues declined by $149.5 million or 34.6% between the first six months of 2002 and the first six months of 2001 offset by a $149.1 million decrease in purchased gas costs.

	Six Months Ended June 30
Operations	2002	2001	% Change
	(Millions of Dollars)

Operating Revenues	$282.8	$432.3	(34.6%)
Cost of Gas Sold	171.3	320.4	(46.5%)
Gross Margin	$111.5	$111.9	(0.4%)
	=====	=====

Lower prices for natural gas caused most of the 34.6% decrease in operating revenues and the 46.5% decrease in the cost of gas sold during the first six months of 2002. As noted above, such gas cost decreases do not affect the margin earned on each therm of gas delivered as a result of the Company's gas cost recovery mechanisms.

The following table compares gross margins and natural gas therm deliveries by customer class during the first six months of 2002 with similar information for the first six months of 2001.

	Gross Margins			Therm Deliveries
Six Months Ended June 30				Six Months Ended June 30
Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$74.4	$74.4	0.0%	280.8	281.8	(0.4%)
Commercial/Industrial	19.9	18.8	5.9%	154.1	144.7	6.5%
Interruptible	0.7	0.8	(12.5%)	10.5	9.6	9.4%
Total Retail Gas	95.0	94.0	1.1%	445.4	436.1	2.1%
Transported Gas	13.4	14.5	(7.6%)	245.7	251.0	(2.1%)
Other-Operating	3.1	3.4	(8.8%)	-	-	-
Total	$111.5	$111.9	(0.4%)	691.1	687.1	0.6%
	=====	=====		====	====

Weather -- Degree Days (a)
Heating (4,254 Normal)				4,082	4,242	(3.8%)

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

During the first six months of 2002, total therm deliveries of natural gas increased by 0.6% but varied within customer classes. Volume deliveries for the residential customers decreased by 0.4% and for the commercial/industrial customer classes increased by 6.5%, respectively. Therm deliveries to these customer classes declined due to warm winter weather in the first quarter of 2002. This decrease was partially offset by unseasonably cool weather in the second quarter of 2002 and classification changes between customer classes for several customers. Transportation volumes were 2.1% lower than the prior year.

Other Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $3.2 million or 8.1% during the first six months of 2002 when compared with the first six months of 2001. The most significant increase included higher intercompany costs related to information systems. Prior to August 2001, Wisconsin Gas utilized its own customer service system. In connection with the merger, in August of 2001, the Company transferred its customer service function to Wisconsin Electric which resulted in increased operating and maintenance costs and reduced depreciation expense. In addition, during the first six months of 2002, the Company experienced increased employee benefit costs compared to the first six months of 2001.

Depreciation and Amortization:   Depreciation and amortization expenses decreased by $1.8 million during the first six months of 2002 primarily due to the Company completing the amortization of its customer service system as this function is now provided by Wisconsin Electric, with the related cost recognized by the Company as other operating and maintenance expense.

Goodwill Amortization:   Goodwill amortization expenses decreased by $5.8 million during the first six months 2002 due primarily to the adoption on January 1, 2002 of SFAS 142, which eliminated amortization of goodwill and intangibles with indefinite lives.

Interest Expense:   Interest expense decreased by $11.9 million or 65.7% during the first six months of 2002 due primarily to intercompany notes which were reversed in December 2001 pursuant to a PSCW order. In addition, lower short-term interest rates have contributed to reduced interest expense.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Gas's cash flows during the first six months of 2002 and 2001:

	Six Months Ended June 30
Wisconsin Gas Company	2002	2001
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$88.5	$47.1
Investing Activities	($5.4)	($16.1)
Financing Activities	($81.1)	($33.2)

Operating Activities

Cash provided by operating activities increased to $88.5 million during the first six months of 2002 compared with $47.1 million during the same period in 2001. This increase is due in part to lower natural gas prices during the first six months of 2002 which resulted in a decline in working capital needs. In addition, operating activities for the first six months of 2002 increased due to lower tax and interest payments then for the first six months of 2001.

Investing Activities

During the first six months of 2002, Wisconsin Gas had cash outflows from investing activities of $5.4 million as compared to $16.1 million during the first six months of 2001. This decrease is directly related to a $12.0 million increase in proceeds from asset sales in 2002. For the six months ended June 30, 2002 and 2001, capital expenditures totaled $16.7 million and $15.9 million, respectively.

Financing Activities

During the six months ended June 30, 2002, Wisconsin Gas used $81.1 million for financing activities compared with $33.2 million during the first six months of 2001. This change can be attributed to an increase in short-term debt repayments between the first six months of 2002 and 2001, due to the decrease in the cost of natural gas and resulting decline in working capital needs.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining six months of 2002 are expected to be met through a combination of internal sources of funds from operations, short-term borrowings and existing lines of credit.

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

On December 12, 2001, Wisconsin Gas entered into an unsecured 364-day $190 million bank back-up credit facility that replaced individual bank lines of credit that were expiring. The credit facility may be extended for an additional 364 days, subject to lender agreement.

On June 30, 2002, Wisconsin Gas had $190 million of available unused lines of bank back-up credit facilities. The Company had approximately $48 million of total short-term debt outstanding on such date.

Wisconsin Gas reviews its bank back-up credit facility needs on an ongoing basis and expects to be able to maintain adequate credit facilities to support the Company's operations.

The following table shows Wisconsin Gas's capitalization structure at June 30, 2002 and at December 31, 2001:

Capitalization Structure	June 30, 2002		December 31, 2001
	(Millions of Dollars)

Common Equity	$713.8	78.3%	$691.0	71.3%
Long-Term Debt (including
current maturities)	150.1	16.5%	149.3	15.4%
Short-Term Debt	47.6	5.2%	128.7	13.3%
Total	$911.5	100.0%	$969.0	100.0%
	=====	=====	=====	=====

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the current ratings of the debt securities of Wisconsin Gas by Standard & Poors Corporation ("S&P"), Moody's Investors Service ("Moody's") and Fitch.

	S&P	Moody's	Fitch

Wisconsin Gas Company
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

Capital Requirements

Capital requirements during the remainder of 2002 are expected to be principally for capital expenditures and for short-term debt retirements. Wisconsin Gas's 2002 annual capital expenditure budget is approximately $91 million.

Wisconsin Gas is a party to various financial instruments with off-balance sheet risk as a part of its normal course of business, which may include, from time to time, financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations.

Total contractual obligations and other commercial commitments for Wisconsin Gas as of June 30, 2002 declined compared with December 31, 2001 due to normal periodic or cyclical payments related to these types of obligations. There were no significant new contracts entered into in the first six months of 2002. Obligations for utility operations by Wisconsin Gas have historically been included as part of the rate making process and were therefore generally recoverable from customers.

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
  Customer business conditions, including demand for their products or services and supply of labor and material used in creating their products and services.
  The cost and other effects of legal and administrative proceedings, settlements, investigations and claims, and changes in those matters.
  Factors affecting the availability or cost of capital such as: changes in interest rates and other general capital market conditions; the Company's capitalization structure; market perceptions of the utility industry or the Company; or security ratings.
  Federal, state or local legislative factors, such as changes in tax laws or rates; changes in trade, monetary and fiscal policies, laws and regulations; gas industry restructuring initiatives; or changes in environmental laws and regulations.
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

*****

For certain other information which may impact Wisconsin Gas's future financial condition or results of operations, see Item 1, Financial Statements -- "Notes to Condensed Financial Statements," in Part I of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources - Market Risks and Other Significant Risks," in Part II of Wisconsin Gas's 2001 Annual Report on Form 10-K.

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	EXHIBITS

Exhibit No.

99	Additional Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

No reports on Form 8-K were filed by Wisconsin Gas during the quarter ended June 30, 2002.

A Current Report on Form 8-K, dated as of July 3, 2002, was filed by Wisconsin Gas Company on July 8, 2002 to report that Wisconsin Gas had dismissed Arthur Andersen LLP as its independent accountants and engaged the firm of Deloitte & Touche LLP to audit the books and records of Wisconsin Gas for 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN GAS COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date: August 13, 2002	Stephen P. Dickson, Controller, Chief Accounting Officer and duly authorized officer