Form 10-Q
period 2002-09-30
WISCONSIN GAS CO
filed 2002-11-05
CIK 107819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (September 30, 2002):

Common Stock, $8.00 Par Value	1,125 shares outstanding

All Wisconsin Gas Company Common Stock is held by WICOR, Inc., a wholly owned subsidiary of Wisconsin Energy Corporation.

WISCONSIN GAS COMPANY

FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2002

TABLE OF CONTENTS
Item		Page

Introduction ...............................................................................................................................

Part I -- Financial Information

1.	Financial Statements

Condensed Income Statements .....................................................................

Condensed Balance Sheets ............................................................................

Condensed Statements of Cash Flows ..........................................................

Notes to Condensed Financial Statements ....................................................

2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations ...................................................................

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................

4.	Controls and Procedures ...........................................................................................................

Part II -- Other Information

1.	Legal Proceedings .....................................................................................................................

6.	Exhibits and Reports on Form 8-K ...........................................................................................

Signatures ..................................................................................................................................

Certifications .............................................................................................................................

INTRODUCTION

Wisconsin Gas Company ("Wisconsin Gas" or "the Company"), a natural gas distribution public utility, is a Wisconsin corporation and a wholly-owned subsidiary of WICOR, Inc. ("WICOR"), a diversified holding company. On April 26, 2000, a merger between Wisconsin Energy Corporation ("Wisconsin Energy") and WICOR was completed. Upon completion of the merger, WICOR, Wisconsin Gas and WICOR's other subsidiaries became wholly-owned direct or indirect subsidiaries of Wisconsin Energy.

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN GAS COMPANY
CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(Millions of Dollars)

Operating Revenues	$56.8	$57.2	$339.6	$489.5

Operating Expenses
Cost of gas sold	34.5	34.3	205.8	354.7
Other operation and maintenance	19.1	15.1	61.9	54.7
Depreciation and amortization	9.4	10.4	28.5	31.3
Goodwill amortization	-	2.9	-	8.7
Property and revenue taxes	1.6	1.6	5.0	4.5
Total Operating Expenses	64.6	64.3	301.2	453.9

Operating Income (Loss)	(7.8)	(7.1)	38.4	35.6

Other Income (Deductions), net	(0.6)	0.3	(1.0)	0.4

Interest Expense	2.9	3.7	9.1	11.9
Interest Expense - WICOR	-	1.7	-	11.6
Total Interest Expense	2.9	5.4	9.1	23.5

Income Before Income Taxes	(11.3)	(12.2)	28.3	12.5

Income Taxes	(5.0)	(4.1)	10.2	7.6

Net Income (Loss)	($6.3)	($8.1)	$18.1	$4.9
	====	====	====	===

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30, 2002	December 31, 2001
	(Millions of Dollars)
Assets

Property, Plant and Equipment	$954.2	$960.0
Accumulated depreciation	(543.9)	(539.7)
Net Property, Plant and Equipment	410.3	420.3

Current Assets
Cash and cash equivalents	1.7	3.5
Accounts receivable	44.5	44.3
Accrued revenues	7.0	45.2
Gas in storage	67.5	63.4
Materials and supplies	5.4	6.2
Deferred income taxes	6.6	8.7
Prepaid taxes	22.2	19.2
Other	0.9	1.0
Total Current Assets	155.8	191.5

Deferred Charges and Other Assets
Goodwill, net	441.9	441.9
Prepaid pension costs	187.3	178.7
Regulatory assets	39.3	36.2
Other	47.5	42.5
Total Deferred Charges and Other Assets	716.0	699.3

Total Assets	$1,282.1	$1,311.1
	======	======

Capitalization and Liabilities

Capitalization
Common equity	$708.0	$691.0
Long-term debt	150.6	149.3
Total Capitalization	858.6	840.3

Current Liabilities
Short-term debt	97.2	128.7
Accounts payable	29.5	33.8
Accounts payable - affiliated companies, net	18.8	22.1
Refundable gas costs	-	0.2
Other	12.0	13.2
Total Current Liabilities	157.5	198.0

Deferred Credits and Other Liabilities
Regulatory liabilities	173.1	186.3
Accumulated deferred income taxes	63.2	58.7
Other	29.7	27.8
Total Deferred Credits and Other Liabilities	266.0	272.8

Total Capitalization and Liabilities	$1,282.1	$1,311.1
	======	======

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2002	2001
	(Millions of Dollars)
Operating Activities
Net income	$18.1	$4.9
Reconciliation to cash
Depreciation and amortization	30.0	41.0
Net pension and other
postretirement benefit (income)	(6.9)	(9.2)
Deferred income taxes and investment tax credits, net	5.7	(0.9)
Change in:
Accounts receivable and accrued revenues	38.0	121.8
Inventories	(3.3)	(19.0)
Accounts payable	(7.6)	(64.7)
Deferred and accrued taxes	(3.0)	(13.5)
Refundable gas costs	(0.2)	(35.2)
Deferred regulatory liabilities	(13.3)	(13.9)
Other	(6.4)	3.2
Cash Provided by Operating Activities	51.1	14.5

Investing Activities
Capital expenditures	(32.7)	(34.1)
Proceeds from assets sales	12.2	-
Other, net	(0.9)	1.0
Cash Used in Investing Activities	(21.4)	(33.1)

Financing Activities
Change in short-term borrowings	(31.5)	13.3
Other	-	(0.1)
Cash Used in Financing Activities	(31.5)	13.2

Change in Cash and Cash Equivalents	(1.8)	(5.4)
Cash and Cash Equivalents at Beginning of Period	3.5	6.0
Cash and Cash Equivalents at End of Period	$1.7	$0.6
	===	===
Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$8.9	$23.0
Income taxes (net of refunds)	$8.5	$23.9

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

GENERAL INFORMATION
1.

The accompanying unaudited condensed financial statements for Wisconsin Gas Company should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Gas's 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature or as otherwise disclosed, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Gas, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative, however, of the results which may be expected for the entire year 2002 because of seasonal and other factors.

2.

Wisconsin Gas has modified certain financial statement presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

RECENT ACCOUNTING PRONOUNCEMENTS
3.

Business Combinations and Goodwill:   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS 142, goodwill and other intangibles with indefinite lives are no longer subject to amortization. However, goodwill along with other intangibles are subject to new fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected as a change in accounting principle upon adoption and in operating expense in subsequent periods.

Management estimated the fair value of the Company by considering public company trading multiples and merger and acquisition transaction multiples for similar companies. This evaluation utilized the information available in the circumstances, including reasonable and supportable assumptions. The Company has determined that there was no impairment to the recorded goodwill balance at the date of adoption of SFAS 142. The Company has elected to perform its annual impairment test as of August 31. There was no impairment to the recorded goodwill balance as of the annual impairment test date.

The adoption of SFAS 142 by Wisconsin Gas on January 1, 2002 resulted in an increase in net income of $2.9 million and $8.7 million, for the three and nine month periods ended September 30, 2002, due to the elimination of goodwill amortization.

The following table presents pro forma net income as if SFAS 142 had been adopted at the beginning of fiscal 2001.

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

Net Income (Loss) (Millions of Dollars)
Reported Net Income (Loss)	($6.3)	($8.1)	$18.1	$4.9
Pro forma Net Income (Loss)	($6.3)	($5.2)	$18.1	$13.6

Asset Retirement Obligations:   In June 2001, the Financial Accounting Standards Board issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143, which is effective January 1, 2003, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded beginning in 2003, the entity will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company expects to adopt SFAS 143 effective January 1, 2003.

The Company is performing a detailed assessment of the specific applicability and implications of SFAS 143. Any changes in expense due to differing assumptions between SFAS 143 and those currently required by the Public Service Commission of Wisconsin ("PSCW") are not expected to be material and the Company expects to defer the differences as regulatory assets or liabilities. The Company has not yet determined the applicability of SFAS 143 to its financial statements.

ACCOUNTING FOR BAD DEBTS
4.

Prior to October 1, 2002, Wisconsin Gas accounted for bad debt expense on an escrow basis as prescribed by the PSCW. Under escrow accounting, Wisconsin Gas expensed bad debts based on amounts allowed in rates. To the extent that actual bad debt expense differed from amounts allowed in rates, such difference was deferred as a regulatory asset or liability. As of September 30, 2002, Wisconsin Gas had a regulatory asset of $6.9 million related to deferred bad debt expense. Effective October 1, 2002, the PSCW ordered Wisconsin Gas to end escrow accounting on a prospective basis. Such order is expected to increase volatility in bad debt expense. The regulatory asset of $6.9 million will be considered for recovery in Wisconsin Gas's next rate case.

COMMON EQUITY
5.

Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Wisconsin Gas had the following total Comprehensive Income during the nine month periods ended September 30, 2002 and 2001:

	Nine Months Ended September 30
Comprehensive Income	2002	2001
	(Millions of Dollars)

Net Income	$18.1	$4.9
Other Comprehensive Income (Loss)
Unrealized Losses During the Period
on Derivatives Qualified as Hedges:
Unrealized losses due to cumulative
effect of change in accounting principle	-	3.0
Change in value	(1.5)	(2.1)
Reclassification to earnings	0.5	(0.7)
Total Other Comprehensive Income (Loss)	(1.0)	0.2
Total Comprehensive Income	$17.1	$5.1
	====	====

COMMITMENTS AND CONTINGENCIES
6.

Environmental Matters:   The Company periodically reviews its exposure to environmental remediation costs as evidence becomes available indicating that its remediation liability has changed. Given current information, including the following, management believes that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

During 2000, the Company expanded a voluntary program of comprehensive environmental remediation planning for former manufactured gas plant sites. The Company has performed a preliminary assessment of two manufactured gas plant sites previously used by Wisconsin Gas as discussed below. The Company is working with the Wisconsin Department of Natural Resources in its investigation and remediation planning. At this time, the Company cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:   The Company has completed remediation at one former manufactured gas plant site. The Company estimates that the future costs for detailed site investigation and future remediation costs for the one remaining site may range from $3-$5 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of September 30, 2002, the Company has established reserves of $3.5 million related to future remediation costs.

The PSCW has allowed Wisconsin utilities, including Wisconsin Gas, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for such costs to be recovered in rates over five years. As such, the Company has recorded a regulatory asset for unrecovered remediation costs.

Guardian Lateral:   In April 2002, Wisconsin Gas announced that construction of the 35-mile lateral to connect its distribution system to the Guardian Pipeline (the "Guardian Lateral") may be delayed until the spring of 2003 in order to obtain all permits and easements.

On August 30, 2002, Wisconsin Gas filed a request with the PSCW for approval of an increased cost estimate for the Guardian Lateral. The original cost estimate of $62 million has increased to approximately $83.5 million based on an in-service date in the fourth quarter of 2003.

Despite this cost increase, the Guardian Lateral project remains economically feasible, and provides substantial customer benefits in gas cost savings as well as critical additional pipeline capacity. Delay in construction of the lateral is not expected to affect the 2003 in-service date and availability of the Guardian Pipeline to Wisconsin Gas.

On August 24, 2001, Neighbors Standing United ("NSU"), a landowner group, filed petitions along with an individual landowner, for review of the PSCW order dated July 25, 2001, which approved Wisconsin Gas Company's application to construct and operate the Guardian Lateral. The petitioners allege, among other issues, that the final environmental impact statement ("FEIS") for this pipeline project did not meet legal requirements and that affected landowners' due process rights were not satisfied during the PSCW review process. After briefing of the issues and oral argument, the Jefferson County Circuit Court on October 4 and 14, 2002, rendered oral decisions denying the petitions for review and request for injunctive relief with one modification by the Court which narrowed the approved pipeline route corridor from 800 to 200 feet. A written Court Order confirming this bench decision is anticipated in November 2002.

These two petitioners also filed on February 21 and 22, 2002, respectively, petitions for review of a January 17, 2002, WDNR decision which concluded that the FEIS for the Guardian Pipeline and Guardian Lateral projects fully complied with the Wisconsin Environmental Policy Act. These petitions for review and associated proceedings have been stayed by the Jefferson County Circuit Court pending resolution of the proceedings for the court review of the PSCW's order.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2002

EARNINGS

The net loss recorded in the third quarter of 2002 was $1.8 million or 22.2% less than the third quarter of 2001, primarily reflecting reduced interest expense, and the elimination of goodwill amortization effective January 1, 2002 with the adoption of SFAS 142.

Operating Revenues, Gross Margin and Therm Deliveries

Traditionally the quarter ending September 30 has the lowest gross margin due to the lack of a heating load. A comparison follows of operating revenues, gross margin and gas deliveries during the third quarter of 2002 with similar information for the third quarter of 2001. Gross margin is a better performance indicator for the gas utility than changes in revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. As can be seen below, gross margin declined by $0.5 million as operating revenues decreased by $0.3 million or 0.5% and purchased gas costs increased by $0.2 million or 0.6%.

	Three Months Ended September 30
Operations	2002	2001	% Change
	(Millions of Dollars)

Operating Revenues	$56.8	$57.1	(0.5%)
Cost of Gas Sold	34.5	34.3	0.6%
Gross Margin	$22.3	$22.8	(2.2%)
	====	====

For the three months ended September 30, 2002, gas gross margins by customer class declined compared to the three months ended September 30, 2001. As can be seen in the table below, total gas sales volumes for the third quarter of 2002 decreased 5.3% compared with the third quarter of 2001. This decline was partially offset by deliveries to a higher average number of customers, which favorably impacted the fixed component of operating revenues that is not affected by decreased volumes.

The following table compares gross margins and natural gas therm deliveries by customer class during the third quarter of 2002 with similar information for the third quarter of 2001.

	Gross Margin			Therm Deliveries
	Three Months Ended September 30			Three Months Ended September 30
Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$12.8	$13.4	(4.5%)	27.8	31.0	(10.3%)
Commercial/Industrial	3.2	3.3	(3.0%)	17.9	19.0	(5.8%)
Interruptible	0.3	0.2	50.0%	4.4	2.9	51.7%
Total Gas Sales	16.3	16.9	(3.6%)	50.1	52.9	(5.3%)
Transported Gas	4.7	4.6	2.2%	93.7	86.9	7.8%
Other-Operating	1.3	1.3	-	-	-	-
Total Deliveries	$22.3	$22.8	(2.2%)	143.8	139.8	2.9%
	====	====		====	====

Weather -- Degree Days (a)
Heating (150 Normal)				67	162	(58.6%)

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

As noted above, total gas sales volumes decreased by 5.3% during the third quarter of 2002. This decrease was partially offset by deliveries to a higher average number of customers. The therm delivery reduction was largely due to periods of warmer weather in the third quarter of 2002 compared with the same period in 2001 and classification changes between customer classes for several customers.

Other Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $4.0 million or 26.5% during the third quarter of 2002 when compared with the third quarter of 2001. The most significant increase included higher intercompany costs related to information systems. Prior to August 2001, Wisconsin Gas utilized its own customer service system. In connection with the merger, the Company transferred its customer service function to Wisconsin Electric which resulted in increased operating and maintenance costs and reduced depreciation expense. The Company also experienced higher pension and other medical benefit expenses for the third quarter of 2002.

Depreciation, Decommissioning and Amortization:   Depreciation, Decommissioning and Amortization expenses decreased by $1.0 million or 9.6% during the third quarter of 2002 due to the Company completing the amortization of its customer service system as this function is now provided by Wisconsin Electric, with the related cost recognized by the Company as other operating and maintenance expense.

Goodwill Amortization:   Goodwill amortization expenses decreased by $2.9 million during the third quarter of 2002 due to the adoption on January 1, 2002 of SFAS 142, which eliminated amortization of goodwill.

Interest Expense:   Interest expense decreased by $2.5 million or 46.3% during the third quarter of 2002 due primarily to intercompany notes, which were reversed in December 2001 pursuant to a PSCW order, and to lower short-term interest rates.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2002

EARNINGS

The net income for Wisconsin Gas increased by $13.2 million to $18.1 million during the first nine months of 2002 when compared to the first nine months of 2001. This increase in net income primarily reflects lower interest expense of $14.4 million during the first nine months of 2002. In addition, amortization of goodwill was discontinued effective January 1, 2002 with the adoption of SFAS 142, resulting in an increase in net income of $8.7 million.

Operating Revenues, Gross Margin and Therm Deliveries

A comparison of operating revenues, gross margin and gas deliveries follows. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. As can be seen below, gas margins declined by $1.0 million as gas operating revenues declined by $149.9 million or 30.6% between the first nine months of 2002 and the first nine months of 2001 offset by a $148.9 million or 42.0% decrease in purchased gas costs.

	Nine Months Ended September 30
Operations	2002	2001	% Change
	(Millions of Dollars)

Operating Revenues	$339.6	$489.5	(30.6%)
Cost of Gas Sold	205.8	354.7	(42.0%)
Gross Margin	$133.8	$134.8	(0.7%)
	=====	=====

Gas operating revenues declined by $149.9 million or 30.6% between the first nine months of 2002 and the first nine months of 2001 offset by a $148.9 million or 42.0% decrease in purchased gas costs. The decline in revenues and cost of gas sold were directly related to a decline in natural gas prices. On a year to date basis, the weighted average cost of gas declined from $5.76 during 2001 to $2.88 during 2002. As noted above, such gas cost decreases do not affect the margin earned on each therm of gas delivered due to the Company's gas cost recovery mechanisms.

The following table compares gross margins and natural gas therm deliveries by customer class during the first nine months of 2002 with similar information for the first nine months of 2001.

	Gross Margin			Therm Deliveries
Nine Months Ended September 30				Nine Months Ended September 30
Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$87.2	$87.8	(0.7%)	308.6	312.8	(1.3%)
Commercial/Industrial	23.0	22.0	4.5%	172.0	163.6	5.1%
Interruptible	1.1	1.0	10.0%	14.9	12.5	19.2%
Total Gas Sales	111.3	110.8	0.5%	495.5	488.9	1.3%
Transported Gas	18.1	19.2	(5.7%)	339.4	337.9	0.4%
Other-Operating	4.4	4.8	(8.3%)	-	-	-
Total Deliveries	$133.8	$134.8	(0.7%)	834.9	826.8	1.0%
	=====	=====		=====	=====

Weather - Degree Days (a)
Heating (4,404 Normal)				4,149	4,404	(5.8%)

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

During the first nine months of 2002, total therm deliveries of natural gas increased by 1.0% but varied within customer classes. Volume deliveries for the residential class decreased by 1.3% and commercial customer classes increased by 5.1%. The impacts of periods of warmer than normal weather in the first quarter of 2002 were partially offset by the effects of unseasonably cool weather in the second quarter of 2002 and classification changes between customer classes for several customers.

Other Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $7.2 million or 13.2% during the first nine months of 2002 when compared with the first nine months of 2001. The most significant increase includes higher intercompany costs related to information systems. Prior to August 2001, Wisconsin Gas utilized its own customer service system. In connection with the merger, the Company transferred its customer service function to Wisconsin Electric which resulted in increased operating and maintenance costs and reduced depreciation expense. The Company also experienced an increase in employee benefit costs which were partially offset by cost reduction efforts during 2002.

Depreciation and Amortization:   Depreciation and amortization expenses decreased by $2.8 million during the first nine months of 2002 primarily due to the Company completing the amortization of its customer service system as this function is now provided by Wisconsin Electric, with the related cost recognized by the Company as other operating and maintenance expense.

Goodwill Amortization:   Goodwill amortization expenses decreased by $8.7 million during the first nine months 2002 due to the adoption on January 1, 2002 of SFAS 142, which eliminated amortization of goodwill.

Other Income, Net:   Other Income decreased by $1.4 million during the first nine months of 2002 due primarily to the loss on the sale of assets of $1.3 million recorded in 2002.

Interest Expense:   Interest expense decreased by $14.4 million or 61.3% during the first nine months of 2002 due primarily to intercompany notes which were reversed in December 2001 pursuant to a PSCW order. In addition, lower short-term interest rates have contributed to reduced interest expense.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Gas's cash flows during the first nine months of 2002 and 2001:

	Nine Months Ended September 30
Wisconsin Gas Company	2002	2001
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$51.1	$14.5
Investing Activities	($21.4)	($33.1)
Financing Activities	($31.5)	$13.2

Operating Activities

Cash provided by operating activities increased to $51.1 million during the first nine months of 2002 compared with $14.5 million during the same period in 2001. This increase is due in part to lower natural gas prices during the first nine months of 2002 which resulted in a decline in working capital needs. In addition, operating activities for the first nine months of 2002 increased due to increased earnings and lower tax and interest payments then for the first nine months of 2001.

Investing Activities

During the first nine months of 2002, Wisconsin Gas had cash outflows from investing activities of $21.4 million as compared to $33.1 million during the first nine months of 2001. This decrease is directly related to a $12.2 million increase in proceeds from asset sales in 2002. For the nine months ended September 30, 2002 and 2001, capital expenditures totaled $32.7 million and $34.1 million, respectively.

Financing Activities

During the nine months ended September 30, 2002, Wisconsin Gas used $31.5 million for financing activities compared with $13.2 million of cash provided during the first nine months of 2001. This change can be attributed to an increase in short-term debt repayments between the first nine months of 2002 and 2001 due to the decrease in the cost of natural gas and resulting decline in working capital needs plus proceeds from asset sales.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining three months of 2002 are expected to be met through a combination of internal sources of funds from operations, short-term borrowings and existing lines of credit.

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

On September 30, 2002, Wisconsin Gas had approximately $190 million of available unused lines of bank back-up credit facilities. The Company had approximately $97.2 million of total short-term debt outstanding on such date.

The Company reviews its bank back-up credit facility needs on an ongoing basis and expects to be able to maintain adequate credit facilities to support its operations.

On December 12, 2001, Wisconsin Gas entered into an unsecured 364 day $190 million bank back-up credit facility that replaced individual bank lines of credit that were expiring. The credit facility may be extended for an additional 364 days, subject to lender agreement.

The following table shows Wisconsin Gas's capitalization structure at September 30, 2002 and at December 31, 2001:

Capitalization Structure	September 30, 2002		December 31, 2001
	(Millions of Dollars)

Common Equity	$708.0	74.1%	$691.0	71.3%
Long-Term Debt (including
current maturities)	150.6	15.7%	149.3	15.4%
Short-Term Debt	97.2	10.2%	128.7	13.3%
Total	$955.8	100.0%	$969.0	100.0%
	=====	=====	=====	=====

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

Capital Requirements

Capital requirements during the remainder of 2002 are expected to be principally for capital expenditures and for short-term debt retirements. Wisconsin Gas's 2002 annual capital expenditure forecast is approximately $65 million.

Pension Investments:   The Company has funded its pension obligations in outside trusts. During 2002, the pension investments in the trusts have performed consistent with the stock market which has resulted in double digit negative returns. In addition, interest rates have fallen, which results in a higher discounted pension obligation. Under accounting rules, a company must record a minimum pension liability if the Accumulated Benefit Obligation exceeds the fair value of pension assets at the end of the year.

The Company has received projections from its actuaries which indicate that the Company may have to record a minimum pension liability as of December 31, 2002 if the pension assets continue to have negative returns in 2002 and the Company chooses not to make a contribution to the pension plan. The minimum pension liability would result in a non-cash charge to shareholders' equity which, if the annual losses on pension assets are 10% to 20%, could be between $105 million to $145 million after tax during 2002.

Alternatively, the Company could make a contribution to the plan by December 31, 2002 which would eliminate the underfunded status of the plan. The net cash outflows, if the annual losses on pension assets are 10% to 20%, could be between $30 million to $100 million after tax, again, dependent upon the annual losses on the plan assets.

The Company is currently evaluating whether it will fund the pension plan or take the non-cash charge to shareholders' equity.

Financial Instruments:   Wisconsin Gas is a party from time to time to various financial instruments with off-balance sheet risk as a part of its normal course of business, which may include financial guarantees and letters of credit supporting construction projects, commodity contracts and other payment obligations. The Company's estimated maximum exposure under such agreements is zero as of September 30, 2002.

Contractual Obligations/Commercial Commitments:   Total contractual obligations and other commercial commitments for Wisconsin Gas as of September 30, 2002 increased compared with December 31, 2001. The changes since December 31, 2001 are consistent with normal business operations as the Company entered into multi-year gas transportation contracts in the third quarter. Obligations for utility operations by Wisconsin Gas have historically been included as part of the rate making process and are therefore generally recoverable from customers.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

UTILITY RATES AND REGULATORY MATTERS

Accounting for Bad Debts:   See "Accounting for Bad Debts" in Note 4, in Item 1, Financial Statements -- "Notes to Condensed Financial Statements" in Part I of this report for information concerning recent developments related to a PSCW order which eliminating escrow accounting for bad debts effective October 1, 2002.

Guardian Lateral:   See "Commitments and Contingencies" in Note 6, in Item 1, Financial Statements -- "Notes to Condensed Financial Statements" in Part I of this report for information concerning recent developments related to construction by Wisconsin Gas of the Guardian Lateral to connect its distribution system to the Guardian Pipeline.

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

  Factors affecting utility operations, such as unusual weather conditions; catastrophic weather-related or terrorism-related damage; unplanned maintenance or repairs; unanticipated changes in gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by natural gas suppliers under existing gas supply contracts; environmental incidents; gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.
  Regulatory factors, such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; distribution system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; recovery of costs associated with adoption of changed accounting standards; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction.
  Unexpected difficulties or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the Public Service Commission of Wisconsin as a condition of its approval in 2000 of the merger of Wisconsin Energy Corporation and WICOR, Inc.
  The increasing competitiveness of the gas utility environment as market-based forces replace strict industry regulation and other competitors enter the gas markets resulting in increased wholesale and retail competition.
  Consolidation of the industry as a result of the combination and acquisition of utilities in the Midwest, nationally and globally.
  Changes in social attitudes regarding the utility industry.
  Customer business conditions, including demand for their products or services and supply of labor and material used in creating their products and services.
  The cost and other effects of legal and administrative proceedings, settlements, investigations and claims, and changes in those matters.
  Factors affecting the availability or cost of capital, such as: changes in interest rates and other general capital market conditions; the Company's capitalization structure; market perceptions of the utility industry or the Company; or security ratings.
  Federal, state or local legislative factors, such as changes in tax laws or rates; changes in trade, monetary and fiscal policies, laws and regulations; gas industry restructuring initiatives or changes in environmental laws and regulations.
  Authoritative generally accepted accounting principle or policy changes, such as adoption of SFAS 142, Goodwill and Other Intangible Assets; and SFAS 143, Accounting for Asset Retirement Obligations; from such standard setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission.
  Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.
  Other business or investment considerations including market risks and other significant risks that may be disclosed from time to time in Wisconsin Gas's Securities and Exchange Commission filings or in other publicly disseminated written documents.

Wisconsin Gas undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

*****

For certain other information which may impact Wisconsin Gas's future financial condition or results of operations, see Item 1, Financial Statements -- "Notes to Condensed Financial Statements," in Part 1 of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources - Market Risks and Other Significant Risks," in Part II of Wisconsin Gas's 2001 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company has formalized its disclosure controls and procedures. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of Wisconsin Gas's 2001 Annual Report on Form 10-K and Item 1, Legal Proceedings, in Part II of Wisconsin Gas's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

ENVIRONMENTAL MATTERS

See "Environmental Matters" in Note 6, in Item 1, Financial Statements -- "Notes to Condensed Financial Statements" in Part I of this report which is incorporated by reference herein, for a discussion of matters related to certain manufactured gas plant sites.

UTILITY RATES AND REGULATORY MATTERS

Guardian Lateral:   See "Commitments and Contingencies" in Note 6, in Item 1, Financial Statements -- "Notes to Condensed Financial Statements" in Part I of this report for information concerning recent developments related to construction by Wisconsin Gas of the Guardian Lateral to connect its distribution system to the Guardian Pipeline.

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

A Current Report on Form 8-K, dated as of July 3, 2002, was filed by Wisconsin Gas on July 8, 2002 to report that Wisconsin Gas had dismissed Arthur Andersen LLP as its independent accountants and engaged the firm of Deloitte & Touche LLP to audit the books and records of Wisconsin Gas for 2002.

No other reports on Form 8-K were filed by Wisconsin Gas during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN GAS COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date: November 5, 2002	Stephen P. Dickson, Controller, Chief Accounting Officer and duly authorized officer

CERTIFICATIONS

I, Richard Abdoo, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Wisconsin Gas Company;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 5, 2002
/s/RICHARD A. ABDOO
Chief Executive Officer

I, Paul Donovan, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Wisconsin Gas Company;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 5, 2002
/s/PAUL DONOVAN
Chief Financial Officer