Form 10-K
period 2002-12-31
WISCONSIN GAS CO
filed 2003-02-28
CIK 107819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

    Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

    Yes [  ]    No [X]

The aggregate market value of the common equity of Wisconsin Gas Company held by non-affiliates as of June 28, 2002 was zero. All of the common stock of Wisconsin Gas Company is held by WICOR, Inc., a wholly owned subsidiary of Wisconsin Energy Corporation.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (February 28, 2003):

Common Stock, $8.00 Par Value, 1,125 shares outstanding

Documents Incorporated by Reference
None.

Reduced Disclosure Format
The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format.

WISCONSIN GAS COMPANY

FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS
Item	Page
PART I

1. Business ............................................................................................................................................	3

2. Properties ..........................................................................................................................................	8

3. Legal Proceedings .............................................................................................................................	8

4. Submission of Matters to a Vote of Security Holders .......................................................................	9

Executive Officers of the Registrant ..................................................................................................	9

PART II

5. Market for Registrant's Common Equity and Related Stockholder Matters ......................................	10

6. Selected Financial Data ......................................................................................................................	10

7. Management's Discussion & Analysis of Financial Condition & Results of Operations ..................	11

7A.Quantitative and Qualitative Disclosures About Market Risk ..........................................................	22

8. Financial Statements and Supplementary Data ..................................................................................	23

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............	46
PART III

10. Directors and Executive Officers of the Registrant .............................................................................	46

11. Executive Compensation ......................................................................................................................	46

12. Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder Matters .....................................................................	46

13. Certain Relationships and Related Transactions ..................................................................................	46

14. Controls and Procedures .......................................................................................................................	46
PART IV

15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...................................................	47

Signatures ................................................................................................................................................	48

Certifications ...........................................................................................................................................	49

Exhibit Index ...........................................................................................................................................	E-1

PART I

ITEM 1. BUSINESS

INTRODUCTION

Wisconsin Gas Company ("Wisconsin Gas" or the "Company") is a Wisconsin corporation and is a wholly-owned subsidiary of WICOR, Inc. ("WICOR"). On April 26, 2000, WICOR completed an Agreement and Plan of Merger (the "Merger") with Wisconsin Energy Corporation ("Wisconsin Energy"), pursuant to which all of the outstanding common stock of WICOR was acquired by Wisconsin Energy and WICOR became a wholly-owned subsidiary of Wisconsin Energy. The Company, in turn, became an indirect wholly-owned subsidiary of Wisconsin Energy. Wisconsin Energy has integrated the gas operations and corporate support areas of Wisconsin Electric Power Company ("Wisconsin Electric"), Wisconsin Energy's wholly-owned electric, gas and steam utility, and Wisconsin Gas. Further information concerning Wisconsin Energy's acquisition of WICOR can be found in "Note C -- Mergers and Divestitures" in Item 8. In April 2002, Wisconsin Electric and Wisconsin Gas began doing business under the trade name "We Energies".

The Company maintains its principal executive offices in Milwaukee, Wisconsin. Wisconsin Gas is the largest natural gas distribution public utility in Wisconsin, operating throughout Wisconsin. The Company is subject to the jurisdiction of the Public Service Commission of Wisconsin ("PSCW") as to various phases of its operations, including rates, service and issuance of long-term securities.

In November 1998, the Company entered the water utility business by acquiring the water distribution system of a Milwaukee suburb serving about 500 customers. The Company acquired another small water utility in November 1999, and served approximately 2,400 customers by the end of 2002.

General Information About the Company's Business:   Wisconsin Gas' business is highly seasonal, particularly as to residential and commercial sales of gas for space heating purposes, with a substantial portion of its sales occurring in the winter heating season. The following table sets forth the volumes of natural gas delivered by Wisconsin Gas to its customers. The sales volumes represent quantities sold and delivered to customers by the Company. The volumes shown as transported represent customer-owned gas that was delivered by Wisconsin Gas to such customers.

	December 31, 2002		December 31, 2001
	Therms (a)	Percent	Therms (a)	Percent
	(Millions)		(Millions)
Customer Class
Residential	471.7	38.3%	437.9	38.3%
Commercial/Industrial Firm	263.9	21.4%	233.3	20.4%
Commercial/Industrial Interruptible	21.9	1.8%	16.8	1.4%
Total Sales	757.5	61.5%	688.0	60.1%
Transported	473.7	38.5%	456.8	39.9%
Total Gas Throughput	1,231.2	100.0%	1,144.8	100.0%
	=====	=====	=====	=====

(a)	One therm equals 100,000 BTU's.

Cautionary Factors:   Certain statements contained herein are "Forward Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "may," "intends," "anticipates," "believes," "estimates," "expects," "forecasts," "objectives," "plans," "possible," "potential," "project" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward Looking Statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, equity and bond market fluctuations, varying weather conditions, governmental regulation and supervision, as well as other risks and uncertainties detailed from time to time in filings with the Securities and Exchange Commission ("SEC"), including factors described throughout this document and in "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

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

Termination of Proposed Combination of Gas Utility Operations:   On November 1, 2000, Wisconsin Electric and Wisconsin Gas filed a joint application with the PSCW for authority to transfer the physical gas utility assets of Wisconsin Electric together with certain liabilities associated with such assets, to Wisconsin Gas in return for stock in Wisconsin Gas. On December 4, 2001, Wisconsin Electric and Wisconsin Gas entered into a stipulation with the PSCW in which a consent order was issued by the PSCW whereby Wisconsin Electric and Wisconsin Gas withdrew their application to combine the gas operations of Wisconsin Electric under Wisconsin Gas in the manner described above due to complexities in the transaction. Wisconsin Energy operates the gas business of Wisconsin Electric and Wisconsin Gas as one operation to achieve operating efficiencies and improved reliability and costs are billed under an affiliated interest agreement approved by the PSCW.

Gas Deliveries

The Company's gas utility business is highly seasonal due to the heating requirements of residential and commercial customers. Annual gas sales are also impacted by the variability of winter temperatures.

See "Results of Operations" in Item 7 for selected gas operating information by customer class for each of three years in the period ended December 31, 2002.

During the twelve months of 2002, Wisconsin Gas delivered a total of approximately 1,231.2 million therms, including customer-owned transported gas, a 7.5% increase compared with 2001. At December 31, 2002, Wisconsin Gas was transporting gas for approximately 1,080 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 39% of total therms delivered by Wisconsin Gas during 2002, 40% during 2001 and 41% during 2000. Wisconsin Gas had approximately 562,000 customers at December 31, 2002, an increase of approximately 1.4% since December 31, 2001.

The maximum daily send-out of Wisconsin Gas during 2002 was 759,066 dekatherms on March 4, 2002. A dekatherm is equivalent to ten therms or one million British thermal units.

Sales to Large Gas Customers:   The Company provides gas utility service to a diversified base of industrial customers who are largely within Wisconsin Electric's electric service territory. Major industries served include the paper, food products and fabricated metal products industries.

Gas Deliveries Growth:   The Company currently forecasts total therm deliveries of natural gas to grow at an annual rate of approximately 0.7% per year over the five year period ending December 31, 2007. This forecast reflects a current year normalized sales level and assumes moderate growth in the economy of its gas utility service territory and normal weather. Abnormal weather or a contraction in the economy could cause the sales growth rate to deviate from this normalized growth pattern.

Competition

Competition in varying degrees exists between natural gas and other forms of energy available to consumers. Many of the Company's large commercial and industrial customers are dual-fuel customers that are equipped to switch between natural gas and alternate fuels. The Company offers lower-priced interruptible rates and transportation services for these customers to enable them to reduce their energy costs and use gas rather than other fuels. Under gas transportation agreements, customers purchase gas directly from gas marketers and arrange with interstate pipelines and the Company to have the gas transported to the facilities where it is used. The Company earns substantially the same margin (difference between revenue and cost of gas) whether it sells and transports gas to customers or only transports their gas.

The Company's future ability to maintain its present share of the industrial dual-fuel market (the market that is equipped to use gas or other fuels) depends on the success of the Company and third-party gas marketers in obtaining long-term and short-term supplies of natural gas at marketable prices compared to other sources, and their success in arranging or facilitating competitively-priced transportation service for those customers that desire to buy their own gas supplies.

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

Pipeline Capacity and Storage:   Interstate pipelines serving Wisconsin originate in three major gas producing areas of North America: the Oklahoma and Texas basins, the Gulf of Mexico and western Canada. The Company has contracted for long-term firm capacity from each of these areas. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of the supply portfolios and that Canada represents an important long-term source of reliable, competitively-priced gas.

Because of the daily and seasonal variations in gas usage in Wisconsin, the Company has also contracted for substantial underground storage capacity, primarily in Michigan. Storage enables Wisconsin Gas to manage significant changes in daily demand and to optimize its overall gas supply and capacity costs. In summer, gas in excess of market demand is transported into the storage fields, and in winter, gas is withdrawn from storage and combined with gas purchased in or near the production areas ("flowing gas") to meet the increased winter market demand. As a result, the Company can contract for less long-line pipeline capacity than would otherwise be necessary, and can purchase gas on a more uniform daily basis from suppliers year-round. Each of these capabilities enables Wisconsin Gas to reduce its overall costs.

The Company also maintains high deliverability storage in the mid-continent and Southeast production areas, as well as in its market area. This storage capacity is designed to deliver gas when other supplies cannot be delivered during extremely cold weather in the producing areas, which can reduce long-line supply.

Wisconsin Gas holds firm daily transportation and storage capacity entitlements from pipelines and other service providers under long-term contracts.

Term Gas Supply:   Wisconsin Gas has contracts for firm supplies with terms in excess of 30 days with more than 20 gas suppliers for gas produced in each of the three producing areas discussed above. The term contracts, priced based upon first of the month indices, have varying durations so that only a portion of the Company's respective firm gas supply expires in any year. Management of the Company believes that the volume of gas under contract is sufficient to meet its forecasted firm peak day demand.

Secondary Market Transactions:   Capacity release is a mechanism by which pipeline long-line and storage capacity and gas supplies under contract can be resold in the secondary market. Local distribution companies, such as Wisconsin Gas, must contract for capacity and supply sufficient to meet the firm peak day demand of its customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to ratepayers, subject to the Company's gas cost incentive mechanism pursuant to which Wisconsin Gas has an opportunity to share in the cost savings. See "Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters" in Item 7 for information on the gas cost recovery mechanism and gas cost incentive mechanism. During 2002, the Company continued its active participation in the capacity release market.

Spot Market Gas Supply:   Wisconsin Gas expects to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. The Company has supply relationships with a number of sellers from whom it purchases spot gas.

Guardian Pipeline:   In March 1999, WICOR announced the formation of a joint venture, Guardian Pipeline, L.L.C., to construct the Guardian interstate natural gas pipeline from the Joliet, Illinois market hub to southeastern Wisconsin ("Guardian Pipeline"). On March 14, 2001, the Federal Energy Regulatory Commission ("FERC") issued a certificate of public convenience and necessity authorizing construction and operation of the Guardian Pipeline. Construction commenced on the Guardian Pipeline in the spring of 2002. Guardian Pipeline began operation in early December 2002. See "Note L -- Commitments and Contingencies" in the Notes to Financial Statements in Item 8.

Wisconsin Gas does not have an investment in, nor any guarantee related to, the Guardian Pipeline. Wisconsin Gas has committed to purchase 650,000 dekatherms per day of capacity on the pipeline and will construct a 35-mile lateral at a cost of approximately $97.5 million to connect its distribution system to the Guardian Pipeline. In November 1999, Wisconsin Gas filed an application with the PSCW to construct and operate the lateral. In October 2000, the PSCW affirmed the need for the Wisconsin Gas lateral in a preliminary determination. Wisconsin Gas received final approval by the PSCW in an Order dated July 25, 2001. Wisconsin Gas began taking delivery of gas supply from the Guardian Pipeline in December 2002 through an interconnection point to its distribution system but will not be able to access its full contract capacity until construction of the lateral is completed. In January 2003, Wisconsin Gas received from the Wisconsin Department of Natural Resources ("WDNR") a Chapter 30 permit to construct the Ixonia lateral after lengthy negotiations with WDNR and interested parties. Wisconsin Gas filed in February 2003 updated cost estimates reflecting additional costs of approximately $14.0 million required by the WDNR permit conditions. Construction of the lateral has been delayed until the spring of 2003 in order to obtain all permits and easements but the delay is not expected to affect the anticipated 2003 in-service date and availability for Wisconsin Gas to access its full contract capacity from Guardian Pipeline.

OTHER UTILITY OPERATIONS

Water Utility Operations:   To leverage off of operational similarities with its natural gas business, Wisconsin Gas entered the water utility business in November 1998. As of December 31, 2002, the water utility served about 2,380 water customers in the suburban Milwaukee, Wisconsin area compared with approximately 2,200 customers at December 31, 2001. The Company also provides contract services to local municipalities and businesses within its service territory for water system repair and maintenance. During 2002, the water utility had $1.6 million of operating revenues compared with $1.1 million of operating revenues during 2001.

UTILITY RATE MATTERS

See "Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters" in Item 7.

REGULATION

Wisconsin Gas is subject to the regulation of the PSCW as to retail gas and water rates in the state of Wisconsin, standards of service, issuance of securities, construction of certain new facilities, transactions with affiliates, billing practices and various other matters.

The operations of Wisconsin Gas are also subject to regulations, where applicable, of the United States Environmental Protection Agency ("EPA") and the WDNR.

Gas Cost Recovery:   Wisconsin Gas' rates traditionally contain clauses providing for periodic rate adjustments, with PSCW approval, to reflect changes in purchased gas costs, including the recovery of transition costs passed through by pipeline suppliers. See "Transition Cost Recovery Policy" below.

The PSCW approved a performance-based gas cost recovery mechanism ("GCRM") which was in effect for three years beginning November 1, 1997 and expiring October 31, 2000. With the post-2000 replacement GCRM under review, the PSCW subsequently authorized an extension of the existing GCRM commencing November 1, 2000, through such time as a replacement GCRM (see discussion below) was ordered. In February 2001, the PSCW issued an order to Wisconsin Gas authorizing a new GCRM. This new GCRM, which became effective April 1, 2001, is similar to the prior GCRM. See "Rates and Regulatory Matters" in Item 7.

Transition Cost Recovery Policy:   Interstate pipeline companies have been allowed to pass through to local gas distributors various costs incurred in the transition to FERC Order No. 636. The PSCW has authorized the recovery through customer rates of costs that have been passed through to Wisconsin Gas. Although no assurance can be given, it is believed that any additional future transition costs incurred by Wisconsin Gas will also be recoverable from its customers.

Changing Regulatory Environment:   The PSCW has instituted generic proceedings to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the natural gas industry. To date, the PSCW has made a policy decision to deregulate the sale of natural gas in customer segments with workably competitive market choices and has adopted standards for transactions between a utility and its gas marketing affiliates. However, work on deregulation of the gas distribution industry by the PSCW is presently on hold. Currently, Wisconsin Gas is unable to predict the impact of potential future deregulation on the Company's results of operations or financial position.

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

ENVIRONMENTAL COMPLIANCE

Environmental Expenditures

Expenditures for environmental compliance and remediation issues are included in anticipated capital expenditures described in "Liquidity and Capital Resources" in Item 7. For discussion of additional environmental issues, see "Environmental Matters" in Item 3.

Manufactured Gas Plant Sites

The Company is reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. See "Note L -- Commitments and Contingencies" in the Notes to Financial Statements in Item 8.

OTHER

Research and Development:   Wisconsin Gas had immaterial research and development expenditures in the last three years, primarily for improvement of service.

Employees:   At December 31, 2002, Wisconsin Gas had 746 total employees of which 597 were represented under labor agreements.

The employees represented under labor agreements were with the following bargaining units as of December 31, 2002.

	Number of Employees	Expiration Date of Current Labor Agreement

Local 2150 of International Brotherhood of Electrical Workers	128	August 15, 2005
Local 7-0018 of Paper, Allied- Industrial Chemical & Energy Workers International Union	212	May 31, 2005
Local 7-0018-1 of Paper, Allied- Industrial Chemical & Energy Workers International Union	247	November 30, 2006
Local 7-0018-2 of Paper, Allied- Industrial Chemical & Energy Workers International Union	10	May 31, 2007
Total Wisconsin Gas	597
	===

ITEM 2. PROPERTIES

The principal properties of Wisconsin Gas are owned in fee except that the major portion of gas utility distribution mains and services are located, for the most part, on or in streets and highways and on land owned by others.

Wisconsin Gas owns a distribution system which, on December 31, 2002, included approximately 10,100 miles of distribution and transmission mains. Wisconsin Gas' distribution system consists almost entirely of plastic and coated steel pipe. Wisconsin Gas owns office buildings in certain communities in which it serves, gas regulating and metering stations, peaking facilities and its major service centers, including garage and warehouse facilities.

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

See " Note L -- Commitments and Contingencies" in the Notes to Financial Statements in Item 8, which is incorporated herein, for a discussion of matters related to certain manufactured gas plant sites.

Columbia Propane Lawsuit:   In 1999, Wisconsin Gas was sued by Columbia Propane LP in the Circuit Court of Wood County, Wisconsin for an estimated $5 million in clean up costs related to a manufactured gas plant site in Marshfield, Wisconsin. The gas plant was owned and operated by People's Gas until 1960 when Wisconsin Gas acquired the assets of People's Gas subject to the terms of an Asset Purchase Agreement. In 1962, Wisconsin Gas sold the site to Columbia Propane. Columbia Propane asserts in the lawsuit that Wisconsin Gas stands in the shoes of People's Gas and is liable for environmental liabilities. Wisconsin Gas contested the liability and filed a motion for summary judgment contending that as a matter of law it was not liable for the clean up costs. The judge granted Wisconsin Gas' motion for summary judgment and dismissed the complaint, but on December 28, 2001, the Wisconsin Court of Appeals reversed the trial court and remanded the matter back for trial on the issue as to whether the parties intended tort liability to be assumed by Wisconsin Gas under the terms of the Asset Purchase Agreement. On January 29, 2002, Wisconsin Gas filed with the Wisconsin Supreme Court a Petition for Review. On April 22, 2002, the Wisconsin Supreme Court granted Wisconsin Gas' Petition for Review. Oral arguments were held on January 15, 2003 and to date, no opinion has been rendered by the Wisconsin Supreme Court.

UTILITY RATE MATTERS

See "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 for information concerning rate matters in the jurisdictions where Wisconsin Gas does business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2)(c).

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 2002 and positions of the executive officers of Wisconsin Gas are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Richard A. Abdoo (58):

Chairman of the Board, President and Chief Executive Officer of Wisconsin Energy Corporation since 1991. Chairman of the Board and Chief Executive Officer of Wisconsin Electric Power Company since 1990. Chairman of the Board and Director of Wisconsin Gas Company since April 2000. Director of Wisconsin Energy Corporation since 1988. Director of Wisconsin Electric Power Company since 1989.

Stephen P. Dickson (42):

Controller of Wisconsin Energy Corporation and Wisconsin Electric Power Company since April 2000. Controller of Wisconsin Gas Company since June 1998. Director Business Risk Consulting Services of Arthur Andersen from 1997 to 1998.

Paul Donovan (55):

Executive Vice President of Wisconsin Energy Corporation, Wisconsin Electric Power Company and Wisconsin Gas Company since May 2002. Chief Financial Officer of Wisconsin Energy Corporation since August 1999 and of Wisconsin Electric Power Company and Wisconsin Gas Company since July 2000. Senior Vice President of Wisconsin Energy Corporation from August 1999 to May 2002. Senior Vice President of Wisconsin Electric Power Company and Wisconsin Gas Company from July 2000 to May 2002. Executive Vice President and Chief Financial Officer of Sundstrand Corporation from 1990 and 1998, respectively, to 1999.

Richard R. Grigg (54):

Executive Vice President of Wisconsin Energy Corporation since May 2002 and President and Chief Operating Officer of Wisconsin Electric Power Company since 1995 and of Wisconsin Gas Company since July 2001. Senior Vice President of Wisconsin Energy from July 2000 to May 2002. Vice President of Wisconsin Energy Corporation from 1995 to June 2000. Chief Nuclear Officer of Wisconsin Electric Power Company from December 1996 to March 1998. Director of Wisconsin Energy Corporation since 1995. Director of Wisconsin Electric Power Company since 1994 and Director of Wisconsin Gas Company since April 2000.

Larry Salustro (55):

Senior Vice President and General Counsel of Wisconsin Energy Corporation, Wisconsin Electric Power Company and Wisconsin Gas Company since July 2000. Vice President of Wisconsin Electric Power Company from 1997 through June 2000. Regional Vice President -- Law and Governmental Affairs with AT&T from 1995 to 1997.

Certain executive officers also hold offices in other of Wisconsin Energy's subsidiaries.

PART II
ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

WICOR owns all the issued and outstanding common stock of the Company. On April 26, 2000, WICOR became a wholly-owned subsidiary of Wisconsin Energy.

There is no established public trading market for the Company's common stock. There were no dividends paid during 2002 or 2001 to the sole common stockholder of Wisconsin Gas, WICOR. In 2001, Wisconsin Gas suspended declaration of dividends in order to retain sufficient cash to fund ongoing construction activity.

Various financing arrangements and regulatory requirements impose certain restrictions on the ability of Wisconsin Gas to transfer funds to WICOR or Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, Wisconsin Gas is prohibited from loaning funds, either directly or indirectly, to WICOR or Wisconsin Energy.

ITEM 6	SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I(2)(a).

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

INTRODUCTION

Wisconsin Gas Company ("Wisconsin Gas" or the "Company"), an indirect wholly-owned subsidiary of Wisconsin Energy Corporation ("Wisconsin Energy"), and the oldest and largest natural gas distribution utility in Wisconsin, is a public utility engaged in the distribution of natural gas throughout Wisconsin. Most of Wisconsin Gas' revenues are derived from natural gas delivered in southeastern Wisconsin.

Acquisition of WICOR, Inc.:   On April 26, 2000, Wisconsin Energy acquired WICOR, Inc. ("WICOR") in a business combination ("WICOR merger") that was accounted for as a purchase. WICOR was a diversified utility holding company with utility and non-utility energy subsidiaries as well as pump manufacturing subsidiaries. Following the merger, WICOR and its subsidiaries, including Wisconsin Gas, became subsidiaries of Wisconsin Energy. Wisconsin Energy has integrated the gas operations of Wisconsin Electric Power Company ("Wisconsin Electric"), Wisconsin Energy's wholly-owned electric, gas and steam utility subsidiary, and Wisconsin Gas as well as many corporate support areas. On November 1, 2000, Wisconsin Electric and Wisconsin Gas filed an application with the Public Service Commission of Wisconsin ("PSCW") for authority to transfer Wisconsin Electric's gas utility assets together with certain identified liabilities associated with such assets. On December 4, 2001, Wisconsin Electric and Wisconsin Gas entered into a stipulation with the PSCW in which a Consent Order was issued by the PSCW providing for the withdrawal of the joint application. For further information on the stipulation, see "Note C -- Mergers and Divestitures" in the Notes to Financial Statements. Wisconsin Energy continues to operate the gas business of Wisconsin Electric and Wisconsin Gas as one operation to achieve operating efficiencies and improved reliability.

Cautionary Factors:   Certain statements contained herein are "Forward Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "may," "intends," "anticipates," "believes," "estimates," "expects," "forecasts," "objectives," "plans," "possible," "potential," "project" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward Looking Statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, equity and bond market fluctuations, varying weather conditions, governmental regulation and supervision, as well as other risks and uncertainties detailed from time to time in filings with the Securities and Exchange Commission ("SEC"), including factors described throughout this document and below in "Factors Affecting Results, Liquidity and Capital Resources".

CORPORATE STRATEGY

Business Opportunities

The Company is realizing operating efficiencies through the integration of the operations of Wisconsin Electric and Wisconsin Gas. These operating efficiencies should increase customer satisfaction and reduce operating costs. The Company is planning to invest approximately $150 million over the next three years to improve the availability of natural gas supplies to the state of Wisconsin.

RESULTS OF OPERATIONS

EARNINGS

Operating Revenues, Cost of Gas Sold and Gross Margins

Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. The following table compares the Company's gas operating revenues and its gross margins (total gas utility operating revenues less cost of gas sold) during 2002, 2001 and 2000.

Operations	2002	2001	2000
	(Millions of Dollars)

Operating Revenues	$528.4	$618.5	$553.5
Cost of Gas Sold	334.1	432.6	355.0
Gross Margin	$194.3	$185.9	$198.5
	====	====	====

2002 vs 2001:   During 2002, total gas utility operating revenues decreased by $88.9 million or 14.4% compared to 2001 due to lower gas costs offset in part by increased deliveries resulting from cooler winter weather. This decline primarily reflected a decrease in natural gas costs in 2002 which are passed on to customers under gas cost recovery mechanisms.

2001 vs 2000:   During 2001, the Company's gas operating revenues increased by $65.0 million or 11.7% when compared with 2000 revenues. This increase reflected a $77.6 million increase due to increases in the cost of gas sold offset in part by warmer weather which reduced volumes sold.

Gas Gross Margins and Therm Deliveries

The following table compares gas gross margins and therm deliveries during 2002, 2001 and 2000.

Gross Margin				Therm Deliveries
Operations	2002	2001	2000	2002	2001	2000
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$129.4	$121.6	$127.6	471.7	437.9	468.0
Commercial/Industrial	34.7	31.1	32.7	263.9	233.3	254.0
Interruptible	1.5	1.3	1.7	21.9	16.8	22.7
Total Gas Sold	165.6	154.0	162.0	757.5	688.0	744.7
Transported Gas	25.2	25.7	24.0	473.7	456.8	508.7
Other Operating	3.5	6.2	12.5	-	-	-
Total	$194.3	$185.9	$198.5	1,231.2	1,144.8	1,253.4
	=====	=====	=====	=====	=====	=====

Weather -- Degree Days (a)
Heating (6,769 Normal)				6,551	6,338	6,716

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

2002 vs 2001:   Gas gross margin for 2002 totaled $194.3 million, or an increase of $8.4 million from 2001. This increase was primarily due to a return to colder winter weather in 2002 which increased the heating degree days compared to 2001. The average number of customers also increased in 2002 which favorably impacted the fixed component of operating revenues that is not affected by volumes fluctuations.

2001 vs 2000:   Gas margins totaled $185.9 million in 2001, or a $12.6 million decline from 2000. This decline was directly related to warmer winter weather which reduced the heating load. In addition, in 2000 the Company had approximately $3.0 million in Gas Cost Incentive Mechanism margins. Total therm deliveries of natural gas decreased by 8.7% during 2001, but varied within customer classes. Volume deliveries for the residential and commercial/industrial customer classes decreased by 6.4% and 8.1%, respectively, reflecting warmer weather. Residential and commercial customers are more weather sensitive and contribute higher margins per therm than other customers. Transportation volumes were 10.2% lower than the prior year reflecting fuel switching to lower-cost fuel options and a softening economy.

Other Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $9.9 million or 13.5% during 2002 compared with 2001. The most significant change in other operation and maintenance expenses between 2002 and 2001 resulted from higher intercompany costs related to information systems. Prior to August 2001, Wisconsin Gas utilized its own customer service system. In connection with the merger, in August of 2001, the Company transferred its customer service function to Wisconsin Electric which resulted in increased operating and maintenance costs. The Company also experienced an increase of $3.7 million for employee benefit and pension costs which were partially offset by cost reduction efforts during 2002.

Other operation and maintenance expenses decreased by $17.0 million during 2001 when compared with 2000 amounts. The most significant change in other operation and maintenance expenses between the comparative periods resulted from a reduction in costs as a result of the WICOR merger, which led to the consolidation of common operating and support areas.

Depreciation and Amortization Expenses:   Depreciation and amortization expenses decreased by $3.9 million during 2002 compared with 2001. This decrease resulted primarily from the Company completing the amortization of its customer service system as this function is now provided by Wisconsin Electric, with the related cost recognized by the Company as other operating and maintenance expense.

Depreciation and amortization expenses were $5.0 million higher during 2001 compared with 2000. The increase resulted primarily from capital asset additions for gas distribution systems and vehicles. In addition, $1.8 million of accelerated amortization related to the Company's DRIS Engineering System software was recorded in 2001.

Goodwill Amortization:   Goodwill amortization expenses decreased by $11.5 million during 2002 due to the adoption on January 1, 2002 of SFAS 142, which eliminated amortization of goodwill and intangibles with indefinite lives.

Goodwill amortization expenses for 2001 increased by $3.9 million or 51.3%, compared to 2000. The increase was due to the timing of the WICOR merger which resulted in amortization for only 8 months in the 2000 period. During 2001 and 2000, Wisconsin Gas amortized the $441.9 million of allocated goodwill using a forty year life. No goodwill was recorded by the Company prior to the WICOR merger.

Interest Expense:   Interest expense decreased by $14.8 million or 54.8% during 2002 from 2001 due primarily to intercompany notes which were reversed in December 2001 pursuant to a PSCW order. In addition, lower short-term interest rates have contributed to reduced interest expense.

Total Interest Expense increased in 2001 over 2000 due to higher debt levels. In December 2001, the notes payable to WICOR were reversed based on a Consent Order issued by the PSCW. For additional information regarding the Consent Order, see "Note C -- Mergers and Divestitures" in the Notes to Financial Statements.

Other Income and Deductions:   During 2001, other income and deductions decreased by $3.1 million compared to 2000. Other income and deductions in 2000 was negatively impacted by a donation of $3.4 million made by the Company to the Wisconsin Energy Corporation Foundation to assist that organization in becoming self-funding in future years. In 2000, other income and deductions was also impacted to a lesser extent by reduced income from non-utility operations of $1.5 million.

Income Taxes:   The Company's effective income tax rate was 37.4%, 55.1%, and 46.9% for the three years ended December 31, 2002, 2001 and 2000, respectively. The lower rate in 2002 reflects the elimination of goodwill amortization. Amortization of goodwill is not deductible for income tax purposes. The 2000 effective income tax rate includes lower pre-tax income and the amortization of WICOR merger goodwill for eight months, as well as the impact of unrealized capital losses.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table summarizes Wisconsin Gas' cash flows during 2002, 2001 and 2000:

Wisconsin Gas Company	2002	2001	2000
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$26.1	$55.3	$24.3
Investing Activities	($41.7)	($56.3)	($49.0)
Financing Activities	$13.5	($1.5)	$19.3

Operating Activities

During 2002, cash flows from operations decreased to $26.1 million compared to $55.3 million in 2001. This decrease was primarily attributable to an increase in working capital needs during 2002 as a result of higher natural gas prices at the end of the year and weather conditions. In addition, cash flows from operating activities for 2002 increased due to lower tax and interest payments than for 2001.

During 2001, cash flows from operations increased to $55.3 million compared to $24.3 million in 2000 primarily attributable to changes in working capital requirements and higher non-cash charges offset by reduced operating income. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable amounts are higher in the heating season as compared with the summer months. The warmer than normal weather experienced late in the fourth quarter of 2001 and reduced natural gas costs caused lower accounts receivable, unbilled revenue and gas storage costs over 2000. This resulted in increased operating cash flows.

Investing Activities

During 2002, Wisconsin Gas had net cash outflows for investing activities of $41.7 million as compared to $56.3 million in 2001. This decrease is directly related to a $12.8 million increase in proceeds from asset sales in 2002. In 2002 and 2001, capital expenditures totaled $53.2 million and $59.9 million, respectively.

Financing Activities

During 2002, Wisconsin Gas received $13.5 million from financing activities compared with using $1.5 million during 2001. This change can be attributed to an increase in short-term borrowings between 2002 and 2001 due to the increase in the cost of natural gas towards the end of 2002 and resulting rise in working capital needs.

During 2001, Wisconsin Gas used $1.5 million of net cash in its financing activities consisting primarily of payments on short-term borrowings. Wisconsin Gas paid cash dividends to WICOR of $21.0 million in 2000. In addition, the Company declared special dividends of $255.0 million in June 2000 and $50.0 million in December 2000, which were funded by the issuance of subordinated demand notes payable to WICOR.

In December 2001, Wisconsin Gas and Wisconsin Electric entered into a stipulation with the PSCW providing for the termination of the PSCW investigation and the separate related proceeding involving the $305 million of loans from WICOR to Wisconsin Gas in 2000. Pursuant to the Consent Order, Wisconsin Gas and WICOR reversed the $305 million of loans, related interest and related dividends transactions. Wisconsin Energy operates the gas business of Wisconsin Electric and Wisconsin Gas as one operation to achieve operating efficiencies and improved reliability. For additional information regarding the Consent Order, see "Note C -- Mergers and Divestitures" in the Notes to Financial Statements.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

The Company anticipates meeting its capital requirements during 2003 primarily through internally generated funds, short-term borrowings and existing lines of credit supplemented through the issuance of debt securities. Beyond 2003, Wisconsin Gas anticipates meeting its capital requirements through internally generated funds supplemented, when required, through the issuance of debt securities.

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

On December 31, 2002, Wisconsin Gas had approximately $185 million of available unused lines of bank back-up credit facilities. The Company had approximately $142.2 million of total short-term debt outstanding on such date.

Wisconsin Gas reviews its bank back-up credit facility needs on an ongoing basis and expects to be able to maintain adequate credit facilities to support its operations. The following table summarizes such facility at December 31, 2002:

Company	Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term
	(Millions of Dollars)

Wisconsin Gas	$185.0	$ -	$185.0	Dec 2003	364 Day

On December 11, 2002, Wisconsin Gas entered into an unsecured 364 day $175 million bank back-up credit facility to replace a credit facility that was expiring. On December 18, 2002, the credit facility was increased from $175 million to $185 million. The credit facility may be extended for an additional 364 days, subject to lender agreement.

The following table shows Wisconsin Gas' capitalization structure at December 31:

Capitalization Structure	2002		2001
	(Millions of Dollars)

Common Equity	$726.1	71.2%	$691.0	71.3%
Long-Term Debt (including
current maturities)	151.0	14.8%	149.3	15.4%
Short-Term Debt	142.2	14.0%	128.7	13.3%
Total	$1,019.3	100.0%	$969.0	100.0%
	======	=====	=====	=====

As described in "Note A -- Summary of Significant Accounting Policies" in the Notes to Financial Statements, certain restrictions exist on the ability of Wisconsin Gas to transfer funds to Wisconsin Energy or WICOR. The Company does not expect these restrictions to have any material effect on its operations or ability to meet its cash obligations.

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of the debt securities of Wisconsin Gas by Standard & Poors Corporation ("S&P"), Moody's Investors Service ("Moody's") and Fitch as of December 31, 2002.

Wisconsin Gas Company	S&P	Moody's	Fitch

Commercial Paper	A-1	P-1	F1+
Unsecured Senior Debt	A	Aa2	AA-

In February 2003, Moody's placed under review for possible downgrade the long-term security rating of Wisconsin Gas and confirmed the commercial paper rating of Wisconsin Gas. S&P's and Fitch's current outlook for Wisconsin Gas is stable.

Wisconsin Gas believes these security ratings should provide a significant degree of flexibility in obtaining funds on competitive terms. However, these security ratings reflect the views of the rating agencies only. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.

Capital Requirements

Total capital expenditures are currently estimated to be $113 million during 2003, which is an increase of approximately $60 million over 2002, due primarily to construction of the Ixonia lateral project.

In order to improve the availability of natural gas supplies to the state of Wisconsin, future long-term capital requirements may vary from recent capital requirements. The Company currently expects capital expenditures to be between $50 million and $115 million per year during the next five years.

Pension Investments:   The Company funds its pension obligations in outside trusts. During 2002, the pension investments in the trusts have performed consistent with the stock market which has resulted in double digit negative returns. In addition, interest rates have fallen, which results in a higher discounted pension obligation. The Company has recorded a minimum pension liability as of December 31, 2002 of $0.9 million to reflect the funded status of its pension funds.

Financial Instruments:   Wisconsin Gas is a party to various financial instruments with off-balance sheet risk as a part of its normal course of business, which may include, from time to time, financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. The Company's estimated maximum exposure under such agreements is zero as of December 31, 2002.

Contractual Obligations/Commercial Commitments:   The Company has the following contractual obligations and other commercial commitments as of December 31, 2002:

	Payments Due by Period
Contractual Obligations (a)	Less than 1 yr	1-3 years	3-5 years	After 5 years	Total
	(Millions of Dollars)

Long-Term Debt (b)	$ -	$65.0	$ -	$95.0	$160.0
Operating Lease Obligations (c)	-	2.2	0.5	-	2.7
Other Long-Term Obligations (d)	119.1	125.8	88.4	125.5	458.8
Total Contractual Cash Obligations	$119.1	$193.0	$88.9	$220.5	$621.5
	=====	=====	====	====	=====

(a)	The amounts included in the table are calculated using current market prices, forward curves and other estimates. Contracts with multiple unknown variables have been omitted from the analysis.

(b)	Principal payments on Long-Term Debt of Wisconsin Gas.

(c)	Operating Lease Obligations for equipment, vehicles and property for Wisconsin Gas.

(d)	Other Long-Term Obligations under various contracts of Wisconsin Gas for the procurement of gas supply and associated transportation related to utility operations.

Obligations for utility operations by Wisconsin Gas have historically been included as part of the rate making process and therefore generally are recoverable from customers.

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

The Company is exposed to market and other significant risks as a result of the nature of its businesses and the environment in which those businesses operate. Such risks, described in further detail below, include but are not limited to:

Commodity Price Risk:   In the normal course of business the Company manages its gas supply costs through a portfolio of short and long-term procurement contracts with various suppliers for the purchase of natural gas.

The PSCW has authorized dollar for dollar recovery of natural gas costs for the gas utility operations of Wisconsin Gas through a gas cost recovery mechanism, which mitigates most of the risk of gas cost variations. The maximum amount of earnings at risk in a year is 2.5% of gas costs. For additional information concerning the natural gas utility gas cost recovery mechanisms, see "Rates and Regulatory Matters" below.

Weather:   The rates of Wisconsin Gas are set by the PSCW based upon estimated temperatures which approximate 20-year averages. The gas revenues of Wisconsin Gas are sensitive to the winter heating season. A summary of actual weather information in the Company's service territory during 2002, 2001 and 2000, as measured by degree-days, may be found above in "Results of Operations".

Interest Rate Risk:   The Company has various short-term borrowing arrangements to provide working capital and general corporate funds. Borrowing levels under such arrangements vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. Currently, the Company does not have any variable rate long-term borrowings which would increase or decrease with interest rate fluctuations.

The Company performed an interest rate sensitivity analysis at December 31, 2002 of its outstanding portfolio of $142.2 million short-term debt with a weighted average interest rate of 1.37%. A one-percentage point change in interest rates would cause the Company's annual interest expense to increase or decrease by approximately $1.4 million before taxes from short-term borrowings.

Marketable Securities Return Risk:   The Company funds its pension and other postretirement benefit obligations through various trust funds, which in turn invest in debt and equity securities. Changes in the market price of the assets in these trust funds can affect future pension and other postretirement benefit expenses. Future annuity payments to these trust funds can also be affected by changes in the market price of trust fund assets. Wisconsin Gas expects that the risk of expense and annuity payment variations as a result of changes in the market price of trust fund assets would be mitigated in part through future rate actions by the Company's utility regulator. However, the Company is currently operating under a PSCW ordered, qualified five-year rate restriction period through 2005. For further information about the rate restriction, see "Rates and Regulatory Matters" below.

At December 31, 2002, the Company held the following total trust fund assets at fair value, primarily consisting of publicly traded debt and equity security investments.

Wisconsin Gas Company	Millions of Dollars

Pension trust funds	$183.2
Other postretirement benefits trust funds	$59.2

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

Economic Risk.   The Company is exposed to market risks in the regional Midwest economy.

Inflationary Risk:   The Company continues to monitor the impact of inflation, especially with respect to the rising costs of medical plans, in order to minimize its effects in future years through pricing strategies, productivity improvements and cost reductions. Except for continuance of an increasing trend in the inflation of medical costs and the impact on the Company's medical and post retirement benefit plans, the Company has expectations of low-to-moderate inflation. Wisconsin Gas does not believe the impact of general inflation will have a material effect on its future results of operations.

For additional information concerning risk factors, including market risks, see "Cautionary Factors" below.

RATES AND REGULATORY MATTERS

Utility Regulation

The PSCW regulates retail natural gas and water rates in the state of Wisconsin, while the Federal Energy Regulatory Commission ("FERC") regulates interstate gas transportation service rates. Orders from the PSCW can be viewed at http://psc.wi.gov/.

WICOR Merger Order:   As a condition of its March 2000 approval of the WICOR acquisition, the PSCW ordered a five-year rate freeze for electric and natural gas rates for Wisconsin Electric and Wisconsin Gas effective January 1, 2001 subject to a limited number of "carve out" items. The Company may seek biennial rate reviews during the five-year rate restriction period limited to "carve out" changes in revenue requirements as a result of:

  Governmental mandates; and
  Major gas lateral projects associated with approved natural gas pipeline construction projects.

To the extent that natural gas rates and rules need to be modified during the integration of the gas operations of Wisconsin Electric and Wisconsin Gas, the Company's total gas revenue requirements are to remain revenue neutral under the merger order. In its order, the PSCW found that electric fuel cost adjustment procedures as well as gas cost recovery mechanisms would not be subject to the five-year rate restriction period and that it was reasonable to allow the Company to retain efficiency gains associated with the merger. A full rate review will be required by the PSCW at the end of the five-year rate restriction period.

Wisconsin Gas' rates were set within the framework of the Productivity-based Alternative Ratemaking Mechanism, which was established in 1994 and expired on October 31, 2001. Under this mechanism, Wisconsin Gas had the ability to raise or lower margin rates within a specified range on a quarterly basis. Currently, Wisconsin Gas' rates recover $1.5 million per year less than the maximum amount allowed by the PSCW's rate order. Pursuant to that PSCW directive, Wisconsin Gas' rates remain at the same levels as were set prior to the expiration of the Productivity-based Alternative Ratemaking Mechanism.

In October 2002, the PSCW issued an order which eliminated escrow accounting for bad debts effective October 1, 2002. Under escrow accounting Wisconsin Gas expensed amounts included in rates for bad debt expense. If actual bad debt costs exceeded amounts allowed in rates, such amounts were deferred as a regulatory asset. The escrow amount accumulated at September 30, 2002 of $6.9 million is expected to be collected in future rates, but future bad debt expense at Wisconsin Gas will no longer be subject to this separate true-up mechanism.

Gas Cost Recovery Mechanism:   In recent years, the Wisconsin Gas Gas Cost Recovery Mechanism ("GCRM") included an incentive mechanism that provided an opportunity for Wisconsin Gas to increase or decrease earnings within certain limited ranges as a result of gas acquisition activities and transportation costs. For Wisconsin Gas the majority of gas costs are passed through to customers under their existing gas cost recovery mechanisms.

In February 2001, the PSCW issued an order to Wisconsin Gas authorizing a new GCRM. This new GCRM, which became effective in April 2001, is similar to the existing GCRM. Under the new GCRM, gas costs are passed directly to customers through a purchased gas adjustment clause. However, the Company has the opportunity to increase or decrease earnings by up to approximately 2.5% of its total annual gas costs based upon how closely actual gas commodity and capacity costs compare to benchmarks established by the PSCW. Recent changes in the benchmarks applied resulted in no significant impact on current earnings under the GCRM in 2002 and 2001 compared to an increase in earnings of $3.0 million before tax in 2000.

Commodity Price Risk:   The gas operations of Wisconsin Gas have a commodity risk management program that has been approved by the PSCW. This program hedges the cost of natural gas and therefore changes in the value of the financial instruments do not impact net income. This program allows the Company to utilize call and put option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under this program, Wisconsin Gas has the ability to hedge up to 50% of its planned flowing gas and storage inventory volumes. The cost of applicable call and put option contracts, as well as gains or losses realized under the contracts, do not affect net income as they are fully recovered under the purchase gas adjustment clauses of the Wisconsin Gas gas cost recovery mechanism. In addition, under the Gas Cost Incentive Mechanism, Wisconsin Gas uses derivative financial instruments to manage the cost of gas. The cost of these financial instruments, as well as any gains or losses on the contracts, are subject to sharing under the incentive mechanisms.

Ixonia Lateral:   In April 2002, Wisconsin Gas announced that construction of the 35-mile lateral ("Ixonia Lateral") to connect its distribution system to the Guardian Pipeline may be delayed until the spring of 2003 in order to obtain all permits and easements. On August 30, 2002, Wisconsin Gas filed a request with the PSCW for approval of an increased cost estimate for the Ixonia Lateral. The original cost estimate of $62 million was increased to approximately $97.5 million based on a projected in-service date in the fourth quarter of 2003.

On January 15, 2003, Wisconsin Gas received from the Wisconsin Department of Natural Resources ("WDNR") a Chapter 30 permit to construct the Ixonia Lateral after lengthy negotiations with WDNR and interested parties. Wisconsin Gas filed in February 2003 updated cost estimates reflecting additional costs of approximately $14.0 million required by the WDNR permit conditions. The Ixonia Lateral continues to be economically feasible and provides substantial gas cost savings as well as critical additional pipeline capacity. Wisconsin Gas expects to complete and place the Ixonia Lateral in service during the fourth quarter of 2003. In the event that the Ixonia Lateral is not completed prior to November 2003, Wisconsin Gas would incur additional operating costs for gas to be delivered into its service territory.

On August 24, 2001, Neighbors Standing United ("NSU"), a landowner group, and an individual landowner, filed petitions for review of the PSCW order dated July 25, 2001, which approved the Company's application to construct and operate the Ixonia Lateral. The petitioners allege, among other issues, that the final environmental impact statement ("FEIS") for this pipeline project did not meet applicable legal requirements and that affected landowners' due process rights were not satisfied during the PSCW review process. After briefing of the issues and oral argument, the Jefferson County Circuit Court on November 5, 2002, rendered a decision denying the petitions for review and request for injunctive relief with one modification by the Court which narrowed the approved pipeline route corridor from 800 to 200 feet. On December 18, 2002, the landowner filed a Notice of Appeal of the Court decision to the Wisconsin Court of Appeals.

These two petitioners also filed on February 21 and 22, 2002, respectively, petitions for review of a January 17, 2002 WDNR decision which concluded that the FEIS for the Guardian Pipeline and Ixonia Lateral projects fully complied with the Wisconsin Environmental Policy Act. These petitions for review and associated proceedings have been stayed by the Jefferson County Circuit Court pending resolution of the proceedings for the court review of the PSCW's order.

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

Manufactured Gas Plant Sites:   Wisconsin Gas is voluntarily reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. For further information, see "Note L -- Commitments and Contingencies" in the Notes to Financial Statements.

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

CRITICAL ACCOUNTING POLICIES

Preparation of financial statements and related disclosures in compliance with generally accepted accounting principles ("GAAP") requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges and anticipated recovery of costs. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions. In addition, the financial and operating environment also may have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies applied have not changed.

The following is a list of accounting policies that are most significant to the portrayal of Wisconsin Gas' financial condition and results of operations, and that require management's most difficult, subjective or complex judgments.

Regulatory Accounting:   Wisconsin Gas operates under rates established by the PSCW which are designed to recover the cost of service and provide a reasonable return to investors. Developing competitive pressures in the utility industry may result in future utility prices which are based upon factors other than the traditional original cost of investment. In such a situation, continued deferral of certain regulatory asset and liability amounts on the utilities' books, as allowed under Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS 71"), may no longer be appropriate and the unamortized regulatory assets net of the regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings. As of December 31, 2002, the Company had $57.8 million in regulatory assets and $169.4 million in regulatory liabilities. The Company continually reviews the applicability of SFAS 71 and has determined that it is currently appropriate to continue following SFAS 71. See "Note A -- Summary of Significant Accounting Policies" in the Notes to Financial Statements for additional information.

Pension and Postretirement Plans:   The Company has significant pension and postretirement obligations and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and medical trend rates. Changes in these assumptions are primarily influenced by factors outside the Company's control and can have a significant effect on the amounts reported in the financial statements.

Goodwill and Other Intangible Assets:   As a result of adoption of SFAS 142 Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective January 1, 2002, the Company is required to perform annual assessments of its goodwill for impairment by applying fair-value-based tests. As of December 31, 2002, Wisconsin Gas had $441.9 million of goodwill on its balance sheet, which originated in April 2000 (see "Note C -- Mergers and Divestitures" in the Notes to Financial Statements). To perform its annual impairment test of goodwill, Wisconsin Gas is required to make various assumptions regarding these tests including assumptions about future profitability correlated with published projections for other similar businesses. A significant change in these markets, including the market values for similar assets, or in the Company's projections could result in the recognition of a goodwill impairment loss related to a decrease in the goodwill asset.

The Company reviewed its goodwill for impairment as of January 1, 2002 upon adoption of SFAS 142 and during the third quarter of 2002 as part of its annual test as required by SFAS 142. In both cases, the Company determined that there were no impairments to the recorded goodwill balance.

Unbilled Revenues:   The Company records utility operating revenues when gas is delivered to its customers. However, the determination of gas sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of gas delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon throughput volumes, recorded sales, estimated customer usage by class, weather factors, and applicable customer rates.

Asset Retirement Obligations:   Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), which requires entities to recognize the estimated fair value of legal liabilities for asset retirements in the period in which they are incurred. The Company has completed a detailed assessment of the specific applicability and implications of SFAS 143. The Company does not have any asset retirement obligations as of January 1, 2003.

The regulated operations of the Company collect removal costs in rates for certain assets that do not have associated legal asset retirement obligations. As of December 31, 2002, the Company estimates that it has approximately $162 million of such regulatory liabilities recorded in Accumulated Depreciation.

CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of Wisconsin Gas. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause Wisconsin Gas' actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause Wisconsin Gas' actual results to differ materially from those contemplated in any forward-looking statements or otherwise affect its future results of operations and financial condition include, among others, the following:

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
  Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; distribution system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; recovery of costs associated with adoption of changed accounting standards; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; or changes in the regulations from the WDNR related to the siting approval process for new pipeline construction.
  Unexpected difficulties or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the PSCW as a condition of approval of the WICOR merger.

  The changing gas utility environment as market-based forces replace strict industry regulation and other competitors enter the gas markets resulting in increased wholesale and retail competition.
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
  Factors affecting the availability or cost of capital such as: changes in interest rates and other general capital market conditions; the Company's capitalization structure; market perceptions of the utility industry, the Company; or security ratings.
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

See "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this report for information concerning potential market risks to which Wisconsin Gas is exposed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN GAS COMPANY
INCOME STATEMENTS

				|	Predecessor
				|
			Period From	|	Period From
			April 27,	|	January 1,
			2000	|	2000
	Year Ended	Year Ended	Through	|	Through
	December 31,	December 31,	December 31,	|	April 26,
(Millions of Dollars)	2002	2001	2000	|	2000
				|
Operating Revenues	$530.0	$618.5	$337.3	|	$216.2
				|
Operating Expenses				|
Cost of gas sold	334.1	432.6	228.0	|	127.0
Operations and maintenance	83.5	73.6	55.0	|	35.6
Depreciation and amortization	37.9	41.8	24.6	|	12.2
Goodwill amortization	-	11.5	7.6	|	-
Property and revenue taxes	6.7	6.1	3.3	|	1.6
				|
Total Operating Expenses	462.2	565.6	318.5	|	176.4
				|
Operating Income	67.8	52.9	18.8	|	39.8
				|
Interest Expense	12.2	15.5	9.8	|	4.5
Interest Expense - WICOR	-	11.5	11.0	|	-
Total Interest Expense	12.2	27.0	20.8	|	4.5
Other (Income) Deductions, net	2.6	1.6	3.9	|	0.8
				|
Income (Loss) Before Income Taxes	53.0	24.3	(5.9)	|	34.5
				|
Income Taxes	19.8	13.4	0.5	|	12.9
				|
Net Income (Loss)	$33.2	$10.9	($6.4)	|	$21.6
	====	====	====	|	====

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
STATEMENTS OF CASH FLOWS

				|	Predecessor
				|
			Period From	|	Period From
			April 27,	|	January 1,
			2000	|	2000
	Year Ended	Year Ended	Through	|	Through
	December 31,	December 31,	December 31,	|	April 26,
(Millions of Dollars)	2002	2001	2000	|	2000
				|
Operations				|
Net income (loss)	$33.2	$10.9	($6.4)	|	$21.6
Reconciliation to cash				|
Depreciation and amortization	39.8	56.9	37.0	|	14.5
Net pension and other				|
postretirement benefit expense (income)	5.5	(15.5)	(6.8)	|	(4.7)
Deferred income taxes and				|
investment tax credits, net	1.2	35.5	0.1	|	(17.4)
Change in:				|
Accounts receivable and accrued revenues	(54.7)	95.0	(75.5)	|	(14.5)
Inventories	5.2	(9.7)	(44.1)	|	30.2
Other current assets	(1.7)	35.3	(6.3)	|	(0.1)
Accounts payable	24.0	(65.0)	58.5	|	0.1
Prepaid and accrued taxes	9.9	(32.5)	(11.2)	|	32.2
Refundable gas costs	3.3	(40.6)	(9.9)	|	26.7
Deferred regulatory asset, pension	(18.0)	-	-	|	-
Other assets and liabilities	(21.6)	(15.0)	(0.4)	|	0.7
Cash Provided by (Used in) Operations	26.1	55.3	(65.0)	|	89.3
				|
Investment Activities				|
Capital expenditures	(53.2)	(59.9)	(37.7)	|	(11.9)
Proceeds from assets sales	12.8	-	-	|	-
Other, net	(1.3)	3.6	0.5	|	0.1
Cash Used in Investment Activities	(41.7)	(56.3)	(37.2)	|	(11.8)
				|
Financing Activities				|
Change in short-term debt	13.5	(1.4)	121.2	|	(80.9)
Cash dividends paid to WICOR, Inc.	-	-	(14.5)	|	(6.5)
Other	-	(0.1)	-	|	-
Cash Provided by (Used in) Financing Activities	13.5	(1.5)	106.7	|	(87.4)
				|
Change in Cash and Cash Equivalents	(2.1)	(2.5)	4.5	|	(9.9)
Cash and Cash Equivalents at				|
Beginning of Period	3.5	6.0	1.5	|	11.4
Cash and Cash Equivalents at End of Period	$1.4	$3.5	$6.0	|	$1.5
	======	======	======	|	======
				|
Supplemental Information - Cash Paid For				|
Interest (net of amount capitalized)	$13.4	$27.6	$17.8	|	$4.4
Income taxes (net of refunds)	$11.4	$18.4	$6.0	|	$1.0

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
BALANCE SHEETS
December 31

	2002	2001
Assets	(Millions of Dollars)

Property, Plant and Equipment, at cost	$972.5	$960.0
Less - Accumulated depreciation	550.7	539.7
Net Property, Plant and Equipment	421.8	420.3

Current Assets
Cash and cash equivalents	1.4	3.5
Accounts receivable, less allowance for doubtful accounts
of $19.5 and $17.8 respectively	83.9	44.3
Accrued revenues	60.3	45.2
Materials, supplies and inventories	64.4	69.6
Deferred income taxes - current	16.1	8.7
Prepaid taxes	9.3	19.2
Other	1.9	1.0
Total Current Assets	237.3	191.5

Deferred Charges and Other
Goodwill, net	441.9	441.9
Prepaid pension costs	174.1	178.7
Prepaid postretirement benefits	32.2	30.4
Deferred regulatory assets	57.8	36.2
Other	13.9	12.1
Total Deferred Charges and Other	719.9	699.3

Total Assets	$1,379.0	$1,311.1
	======	======

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
BALANCE SHEETS
December 31

	2002	2001
Capitalization and Liabilities	(Millions of Dollars)

Capitalization
Common equity	$726.1	$691.0
Preferred stock	-	-
Long-term debt	151.0	149.3
Total Capitalization	877.1	840.3

Current Liabilities
Short-term borrowings	142.2	128.7
Accounts payable	63.5	33.8
Accounts payable - affiliated company, net	16.4	22.1
Refundable gas costs	3.5	0.2
Accrued payroll and benefits	7.5	5.9
Other	4.5	7.3
Total Current Liabilities	237.6	198.0

Deferred Credits and Other Liabilities
Accumulated deferred investment tax credits	65.5	58.7
Deferred regulatory liabilities	169.4	186.3
Environmental remediation costs	3.1	3.8
Unamortized investment tax credit	4.6	5.1
Other	21.7	18.9
Total Deferred Credits and Other Liabilities	264.3	272.8

Total Capitalization and Liabilities	$1,379.0	$1,311.1
	======	======

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
STATEMENTS OF CAPITALIZATION
December 31

	2002	2001
	(Millions of Dollars)
Common Equity (see Statements of Common Equity)
Common stock, $8 par value, authorized 5,000,000
shares, 1,125 shares outstanding	$ -	$ -
Other paid-in capital	676.1	672.8
Retained earnings	51.3	18.1
Accumulated other comprehensive income (loss)	(1.3)	0.1
Total Common Equity	726.1	691.0

Preferred Stock
Without par value, cumulative; authorized 1,500,000
shares; none outstanding	-	-
Total Preferred Stock	-	-

Long-Term Debt
6.375% Notes due 2005	65.0	65.0
5.5% Notes due 2009	50.0	50.0
6.6% Debentures due 2013	45.0	45.0
Unamortized debt discount - Merger adjustment	(7.9)	(9.3)
Unamortized debt discount and expense	(1.1)	(1.4)
Total Long-Term Debt	151.0	149.3

Total Capitalization	$877.1	$840.3
	======	======

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
STATEMENTS OF COMMON EQUITY

				Accumulated
			Retained	Other
	Common	Other Paid	Earnings	Comprehensive
	Stock	In Capital	(Deficit)	Income (loss)	Total
	(Millions of Dollars)
Predecessor
Balance - December 31, 1999	$ -	$122.0	$95.1	($1.5)	$215.6
Net income			21.5		21.5
Comprehensive income	-	-	21.5	-	21.5
Cash dividends paid to WICOR, Inc.			(6.5)		(6.5)
Balance - April 26, 2000	-	122.0	110.1	(1.5)	230.6

Merger adjustments	-	562.0	(110.1)	1.5	453.4
Balance - April 27, 2000	-	684.0	-	-	684.0
Net loss			(6.4)		(6.4)
Other comprehensive income
Minimum pension liability adjustment			-	(0.3)	(0.3)
Comprehensive loss	-	-	(6.4)	(0.3)	(6.7)
Cash dividends paid to WICOR, Inc.		(14.5)	-		(14.5)
Special dividends (see Note E)		(305.0)	-	-	(305.0)
Other	-	(0.9)	-	-	(0.9)
Balance - December 31, 2000	-	363.6	(6.4)	(0.3)	356.9
Net income			10.9		10.9
Other comprehensive income (loss)
Unrealized gain on derivatives
qualified as hedges:
Unrealized gains due to cumulative
effect of change in accounting
priciple, net of tax				3.0	3.0
Reclassification adjustment for
losses included in net income, net of tax				(3.0)	(3.0)
Other unrealized gains arising
during period, net of tax				0.4	0.4
Minimum pension liability adjustment				-	-
Comprehensive income	-	-	10.9	0.4	11.3
Reversal of special dividends (see Note C)		305.0	-		305.0
Adjustment (see Note C)			13.6		13.6
Tax benefit of stock options exercised	-	4.2	-	-	4.2
Balance - December 31, 2001	-	672.8	18.1	0.1	691.0
Net income			33.2		33.2
Unrealized hedging loss				(1.4)	(1.4)
Tax benefit of performance options		0.2			0.2
Tax benefit of stock options exercised		3.1			3.1
Balance - December 31, 2002	$ -	$676.1	$51.3	($1.3)	$726.1
	====	=====	====	====	=====

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY

NOTES TO FINANCIAL STATEMENTS

A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General:   Wisconsin Gas Company ("Wisconsin Gas" or the "Company"), the oldest and largest natural gas distribution utility in Wisconsin, is a public utility engaged in the distribution of natural gas throughout Wisconsin. Most of the Company's revenues are derived from gas delivered in southeastern Wisconsin. In addition, the Company operates a water utility.

On April 26, 2000, Wisconsin Energy Corporation ("Wisconsin Energy") acquired WICOR, Inc. in a business combination that was accounted for as a purchase. WICOR was a diversified utility holding company with utility and non-utility energy subsidiaries as well as pump manufacturing subsidiaries. Following the merger, WICOR and its subsidiaries, including Wisconsin Gas, became subsidiaries of Wisconsin Energy. As explained in Note C, Wisconsin Energy's purchase price for Wisconsin Gas was pushed down to the Company's financial statements. Wisconsin Energy has integrated the gas operations of Wisconsin Electric Power Company ("Wisconsin Electric"), its electric, gas and steam utility subsidiary, and Wisconsin Gas as well as many corporate support areas. On November 1, 2000, Wisconsin Electric and Wisconsin Gas filed an application with the Public Service Commission of Wisconsin ("PSCW") for authority to transfer Wisconsin Electric's gas utility assets together with certain identified liabilities associated with such assets. On December 4, 2001, Wisconsin Electric and Wisconsin Gas entered into a stipulation with the PSCW in which a Consent Order was issued by the PSCW providing for the withdrawal of the joint application. For further information on the stipulation, see Note C. Wisconsin Energy continues to operate the gas business of Wisconsin Electric and Wisconsin Gas under the trade name "We Energies" as one operation to achieve operating efficiencies and improved reliability.

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

The PSCW approved a performance-based gas cost recovery mechanism ("GCRM") which was in effect for three years beginning November 1, 1997 and expiring October 31, 2000. With the post-2000 replacement GCRM under review, the PSCW subsequently authorized an extension of the then existing GCRM commencing November 1, 2000, through March 31, 2001. Under the initial GCRM, various portions (e.g. commodity costs) of the Company's total cost of gas were measured against pre-determined benchmarks. If at the end of each GCRM year the benchmark related cost savings/overruns exceeded 1.5% of the total cost of gas, the Company would share 50/50 in the savings/overruns. Sharing of savings/overruns was limited to up to 2.5% of the total cost of gas. As such, the GCRM provides an opportunity for Wisconsin Gas' earnings to increase or decrease on a limited basis as the result of gas supply activities. The replacement GCRM which was effective April 1, 2001 included various cost benchmark modifications and the broadening of the sharing mechanism such that sharing of savings/overruns commence at 1.0% and conclude at 6.0% of the total cost of gas. Wisconsin Gas' retail gas rates include monthly adjustments which permit the recovery or refund of actual purchased gas costs. Consistent with the purchased gas adjustment rate schedule, sales of excess gas supplies or pipeline capacity to third parties is reported as a reduction in cost of gas sold.

Property and Depreciation:   Gas distribution property, plant and equipment is recorded at original cost. Cost includes material, labor, overhead and allowance for funds used during construction. Additions to and significant replacements of property are charged to property, plant and equipment at cost; minor items are charged to maintenance expense. The cost of depreciable utility property, together with removal cost less salvage value, is charged to accumulated depreciation when property is retired.

Capitalized software costs are included in the caption "Property, Plant and Equipment" on the Balance Sheet. As of December 31, 2002 and 2001, capitalized software costs totaled $2.6 million and $3.0 million, respectively. The estimated useful lives are 2 to 5 years for software.

Utility depreciation rates are certified by the state regulatory commission and include estimates for salvage value and removal costs. Depreciation as a percent of average depreciable utility plant was 4.2% in 2002, 4.5% in 2001, and 4.4% in 2000.

Allowance For Funds Used During Construction:   Allowance for funds used during construction ("AFUDC") is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on stockholders' capital used for construction purposes. In the Income Statements, the cost of borrowed funds (AFUDC-debt) is an offset to interest expense and the return on stockholders' capital (AFUDC-equity) is an item of other income.

As approved by the PSCW in September 2001, Wisconsin Gas began to accrue AFUDC on a significant gas pipeline lateral project at a rate of 10.32%. Wisconsin Gas has not accrued AFUDC on any other construction work in progress.

Materials, Supplies and Inventories:   Inventory at December 31 consists of:

Materials,
Supplies and Inventories	2002	2001
	(Millions of Dollars)

Natural Gas in Storage	$59.3	$63.4
Materials and Supplies	5.1	6.2
Total	$64.4	$69.6
	===	===

Substantially all materials and supplies and natural gas in storage inventories are priced using the weighted-average method of accounting.

Goodwill and Long-Lived Assets:   Goodwill represents the excess of acquisition costs over the fair value of the net assets of acquired businesses and has been amortized through 2001 on a straight-line basis over its estimated life, which was generally 40 years. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") which eliminated the annual amortization of goodwill. For further information, see Note B.

Regulatory Accounting:   Wisconsin Gas accounts for its regulated operations in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation. This statement sets forth the application of generally accepted accounting principles to those companies whose rates are determined by an independent third-party regulator. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities). As of December 31, 2002, the Company had approximately $3.0 million of regulatory assets that were not earning a return. All regulatory assets have been deferred pursuant to specific rate orders, or by a generic order issued by the Company's primary regulator. Regulatory assets are expected to be recovered in rates over a period of no longer than 20 years.

Deferred regulatory assets and liabilities at December 31 consist of:

Regulatory Assets and Liabilities	2002	2001
	(Millions of Dollars)
Regulatory Assets
Unrecognized pension costs (See Note J)	$18.0	$ -
Postretirement benefit costs (See Note J)	25.6	28.4
Bad debt costs	7.0	(0.7)
Environmental costs (See Note L)	2.9	2.7
Deferred income tax related (See Note D)	0.9	1.2
Other, net	3.4	4.6
Total Regulatory Assets	$57.8	$36.2
	====	====

Regulatory Liabilities
Deferred pension income - merger related	$90.1	$97.5
Deferred post-retirement medical income -
- merger related (See Note C)	49.4	53.4
Deferred income tax related (See Note D)	10.5	12.6
Long-term debt adjustment - merger related (See Note C)	7.9	9.3
Other, net	11.5	13.5
Total Regulatory Liabilities	$169.4	$186.3
	====	====

As of December 31, 2002, the Company recorded a minimum pension liability of $0.9 million to reflect the funded status of its pension plans. The Company has concluded that $18.0 million of the unrecognized pension costs which arose from recording the minimum pension liability under SFAS 87 qualifies as a regulatory asset.

In connection with the WICOR acquisition, the Company recorded the funded status of Wisconsin Gas pension and postretirement medical plans at fair value. Due to the expected regulatory treatment of these items, a regulatory liability (Deferred pension income) was also recorded and is being amortized over the average remaining service life of 15 years ending 2015.

Wisconsin Gas is precluded from discontinuing service to residential customers within its service area during the heating season. Prior to October 2002, any differences between doubtful account provisions based on actual experience and provisions allowed for ratemaking purposes by the PSCW were deferred and recovered in future rates. As of September 30, 2002, Wisconsin Gas had a regulatory asset of $6.9 million related to deferred bad debt expense. Effective October 1, 2002, the PSCW ordered Wisconsin Gas to end escrow accounting on a prospective basis. Such order is expected to increase volatility in bad debt expense. The regulatory asset of $6.9 million will be considered for recovery in Wisconsin Gas' next rate case.

Derivative Financial Instruments:   The Company has derivative physical and financial instruments as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), however use of financial instruments is limited and is immaterial during the years ended December 31, 2002, 2001 and 2000. For further information, see Note H.

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

Investment tax credits related to regulated utility assets are recorded as a deferred credit on the balance sheet and amortized to income over the applicable service lives of related properties in accordance with regulatory treatment.

Non-Regulated Activities:   Revenues and expenses associated with Wisconsin Gas' nonregulated equipment leasing and other activities of Wisconsin Gas are recorded in Other (Income) Deductions, net. During the second quarter of 2002, Wisconsin Gas completed the sale of Leasing Services.

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

B -- RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company assessed its fair value by considering future discounted cash flows. This analysis was supplemented with a review of fair value based on public company trading multiples and merger and acquisition transaction multiples for similar companies. This evaluation utilized the information available in the circumstances, including reasonable and supportable assumptions and projections. The Company has determined that there was no impairment to the recorded goodwill balance at the date of adoption of SFAS 142. The Company has elected to perform its annual impairment test as of August 31. There was no impairment to the recorded goodwill balance as of the annual 2002 impairment test date.

The adoption of SFAS 142 by Wisconsin Gas and elimination of goodwill and indefinite-lived intangible asset amortization on January 1, 2002 resulted in an increase in net income of $11.5 million for 2002 compared to 2001.

The following table presents pro forma net income as if SFAS 142 had been adopted at the beginning of fiscal 2000.

	2002	2001	2000

Net Income (Millions of Dollars)
Reported Net Income	$33.2	$10.9	$15.2
Pro forma Net Income	$33.2	$22.4	$22.8

Asset Retirement Obligations:   In June 2001, the Financial Accounting Standards Board issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143, which is effective January 1, 2003, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded beginning in 2003, the entity will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS 143 effective January 1, 2003.

The Company has completed a detailed assessment of the specific applicability and implications of SFAS 143. The Company does not have any asset retirement obligations as of January 1, 2003.

The regulated operations of the Company collect removal costs in rates for certain assets that do not have associated legal asset retirement obligations. As of December 31, 2002, the Company estimates that it has approximately $162 million of such regulatory liabilities recorded in Accumulated Depreciation.

C -- MERGERS AND DIVESTITURES

During the second quarter of 2002, Wisconsin Gas completed asset sales with net proceeds of $12.0 million. These sales included the Company's former main office building in Milwaukee and the sale of Leasing Services, an unregulated division of Wisconsin Gas.

Termination of Proposed Combination of Wisconsin Electric and Wisconsin Gas Utility Operations

On November 1, 2000, Wisconsin Gas and Wisconsin Electric filed a joint application with the PSCW for authority to transfer the physical gas utility assets of Wisconsin Electric together with certain liabilities associated with such assets to Wisconsin Gas in return for stock in Wisconsin Gas. In anticipation of this combination, and to balance the capital structure of Wisconsin Gas subsequent to the purchase accounting entries described above, WICOR entered into a series of transactions to balance its capital structure. These transactions included dividends from Wisconsin Gas to WICOR in the form of notes payable. As of December 31, 2000, the notes payable totaled $305 million. During 2001 and 2000, the Company recorded interest expense totaling $11.5 million and $11.0 million, respectively, related to the notes. On December 4, 2001, Wisconsin Gas and Wisconsin Electric entered into a stipulation agreement with the PSCW in which a consent order was issued by the PSCW whereby Wisconsin Gas and Wisconsin Electric withdrew their application to combine the gas operations of Wisconsin Electric under Wisconsin Gas in the manner described above. Under the stipulation agreement, Wisconsin Gas and WICOR agreed to reverse the 2000 dividend transactions and reverse interest expense on the intercompany notes. Under generally accepted accounting principles, WICOR's cancellation of the $305 million notes in December 2001 was recorded as a capital contribution and the repayment of interest (net of taxes) was recorded as an adjustment to retained earnings.

Merger with Wisconsin Energy Corporation

WICOR, Inc.:   On April 26, 2000 (the "Merger Date"), Wisconsin Energy acquired all of the outstanding common stock of WICOR, Inc., a diversified utility holding company. The purchase price included the payment of $1.2 billion of cash and the assumption of stock options and restricted shares and existing WICOR debt. The acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16, Business Combinations ("APB 16"), and accordingly, the operating results of Wisconsin Gas for the periods ended before April 27, 2000, were prepared using Wisconsin Gas' historical basis of accounting and are designated as "Predecessor." As a result of the merger, the financial statements of Wisconsin Gas were adjusted on April 27, 2000 to reflect certain assets and liabilities at fair-market value. The following summarizes significant fair-market value adjustments recorded on the Merger Date:

Merger Adjustments
(Millions of Dollars)

Prepaid pension	$109.6
Prepaid post-retirement medical	$60.1
Long-term debt	$11.8

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

The comparability of the operating results during 2001 for the Predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments, primarily the amortization of goodwill over a period of forty years. The Company adopted SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS 142, goodwill and other intangibles with indefinite lives are no longer subject to amortization. See Note B for further information on the adoption of SFAS 142.

D -- INCOME TAXES

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

The following table is a summary of income tax expense for each of the years ended December 31:

				|	Predecessor
			Apr 27-Dec 31	|	Jan 1-Apr 26
Income Tax Expense	2002	2001	2000	|	2000
	(Millions of Dollars)
				|
Current tax expense	$18.6	($22.1)	($2.9)	|	$31.8
Deferred income taxes, net	1.6	35.9	3.5	|	(18.6)
Investment tax credit, net	(0.4)	(0.4)	(0.1)	|	(0.3)
Total Income Tax Expense	$19.8	$13.4	$0.5	|	$12.9
	====	====	===		====

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes and preferred dividend as a result of the following:

							|	Predecessor
					Apr 27-Dec 31		|	Jan 1-Apr 26
	2002		2001		2000		|	2000
		Effective		Effective		Effective	|		Effective
Income Tax Expense	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate	|	Amount	Tax Rate
	(Millions of Dollars)
Expected tax at							|
statutory federal tax rates	$18.5	35.0%	$8.5	35.0%	($2.0)	35.0%	|	$12.0	35.0%
State income taxes							|
net of federal tax benefit	3.0	5.7%	2.0	8.2%	0.1	(2.2%)	|	2.0	5.7%
Investment tax credit restored	(0.4)	(0.8%)	(0.4)	(1.6%)	(0.1)	1.2%	|	(0.3)	(1.1%)
Amortization of goodwill	-	-	4.0	16.5%	2.7	(45.7%)	|	-	-
Other, net	(1.3)	(2.5%)	(0.7)	(3.0%)	(0.2)	2.7%	|	(0.8)	(2.2%)
Total Income Tax Expense	$19.8	37.4%	$13.4	55.1%	$0.5	(9.0%)	|	$12.9	37.4%
	====	====	====	====	===	====		====	====

The components of SFAS 109 deferred income taxes classified as net current assets and net long-term liabilities at December 31 are as follows:

	Current Assets (Liabilities)		Long-Term Liabilities (Assets)
Deferred Income Taxes	2002	2001	2002	2001
	(Millions of Dollars)

Property-related	$ -	$ -	$29.0	$28.6
Pension benefits	-	-	32.4	26.6
Recoverable gas costs	1.4	0.1	-	-
Uncollectible account expense	7.5	1.9	-	-
Inventory	3.2	3.2	-	-
Employee benefits
and compensation	3.6	3.9	(3.5)	(3.0)
Other	0.4	(0.4)	7.6	6.5
Total Deferred Income Taxes	$16.1	$8.7	$65.5	$58.7
	====	===	====	====

Wisconsin Gas has also recorded deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on utility revenues (see Note A).

E -- COMMON EQUITY

Due to the merger of Wisconsin Energy and WICOR on April 26, 2000, the Company began a new basis of accounting which resulted in the elimination of retained earnings of the Predecessor. In addition, the push-down of merger-related adjustments (see Note C) resulted in a corresponding increase in paid-in capital of the Company. Because the Company's earnings for the period after the Merger Date were not sufficient to cover dividends declared by WICOR, the reduction in common equity necessary to record these dividends after the Merger Date was recorded as a reduction to paid-in capital. The dividends declared by the Company in 2000 consisted of $21 million in cash dividends (of which $6.5 million were distributed by the Predecessor out of retained earnings), and $305 million of special dividends, which were funded by the Wisconsin Gas demand notes to WICOR.

On December 4, 2001, Wisconsin Gas and Wisconsin Electric entered into a stipulation with the PSCW in which a Consent Order was issued by the PSCW providing for the termination of the PSCW investigation and the separate related proceeding (Summary Order to Cease and Desist) involving the $305 million of loans from WICOR to Wisconsin Gas in 2000. Pursuant to the Consent Order, Wisconsin Gas and WICOR reversed the $305 million of intercompany notes, related interest and related dividend transactions. For more information about the Consent Order see Note C.

F -- LONG-TERM DEBT

Debentures and Notes:   At December 31, 2002, the maturities and sinking fund requirements through 2007 and thereafter for the aggregate amount of long-term debt outstanding were:

(Millions of Dollars)

2003	$ -
2004	-
2005	65.0
2006	-
2007	-
Thereafter	95.0
Total	$160.0
=====

Long-term debt premium or discount and expense of issuance are amortized over the lives of the debt issues and included as interest expense.

G -- SHORT-TERM DEBT

Short-term notes payable balances and their corresponding weighted-average interest rates at December 31 consist of:

	2002		2001
		Interest		Interest
Short-Term Debt	Balance	Rate	Balance	Rate
	(Millions of Dollars)

Commercial paper	$142.2	1.37%	$128.7	1.98%

On December 31, 2002, Wisconsin Gas had approximately $185 million of available unused lines of bank back-up credit facilities.

Wisconsin Gas has entered into a bank back-up credit agreement to maintain short-term credit liquidity which, among other terms, require the Company to maintain a minimum total funded debt to capitalization ratio of less than 65%.

H -- DERIVATIVE INSTRUMENTS

The Company follows SFAS 133, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

Wisconsin Gas has a limited number of financial commodity contracts that are defined as derivatives under SFAS 133 and that qualify for cash flow hedge accounting. These cash flow hedging instruments are comprised of gas futures and basis swap contracts utilized to manage the cost of gas. The adoption of SFAS 133 on January 1, 2001 required the fair market values of these derivative instruments to be recorded as assets and liabilities on the balance sheet and as a cumulative effect of a change in accounting principle in Accumulated Other Comprehensive Income. The impact of this transition as of January 1, 2001 was a $3.0 million increase in Accumulated Other Comprehensive Income which was reclassified into earnings during 2001.

Changes in the fair market values of these cash flow hedging instruments, to the extent that the hedges are effective at mitigating the underlying commodity risk, will be recorded in Accumulated Other Comprehensive Income. At the date the underlying transaction occurs, the amounts in Accumulated Other Comprehensive Income will be reported in earnings. The ineffective portion of the derivative's change in fair value will be recorded as a regulatory asset or liability immediately as these transactions are part of the purchased gas adjustment.

For the years ended December 31, 2002 and 2001, the amount of hedge ineffectiveness was immaterial. Wisconsin Gas did not exclude any components of derivative gains or losses from the assessment of hedge effectiveness. The maximum length of time over which Wisconsin Gas is hedging its exposure to the variability in future cash flows of forecasted transactions as of December 31, 2002, was two months, and as of December 31, 2001, was three months. Wisconsin Gas estimates that losses of $0.9 million will be reclassified from Accumulated Other Comprehensive Income into earnings during the first quarter of 2003 as the hedged transactions affect earnings.

I -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of certain of Wisconsin Gas' recorded financial instruments at December 31 are as follows:

	2002		2001
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
	(Millions of Dollars)

Long-term debt including
current portion	$151.0	$168.7	$149.3	$160.4

The carrying value of cash and cash equivalents, net accounts receivable, accounts payable and short-term borrowings approximates fair value due to the short term nature of these instruments. The fair value of Wisconsin Gas' long-term debt is estimated based upon quoted market value for the same or similar issues or upon the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the issuing company's bond rating and the present value of future cash flows. The fair values of gas commodity instruments are equal to their carrying values as of December 31, 2002.

J -- BENEFITS

Pensions and Other Postretirement Benefits:   The Company and Wisconsin Energy provide defined benefit pension and other postretirement benefit plans to employees. Pension plan assets, the majority of which are equity securities, are held by pension trusts. Other pension plan assets include corporate and government bonds and real estate. In the opinion of the Company, current pension trust assets and amounts which are expected to be paid to the trusts in the future will be adequate to meet pension payment obligations to current and future retirees.

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

In 2002, two of the defined benefit plans sponsored by Wisconsin Gas were merged into the Wisconsin Energy Plan. The Wisconsin Energy Plan provides pension benefits to employees of Wisconsin Energy, the Company and other subsidiaries of Wisconsin Energy.

Wisconsin Energy allocates the service cost component of pension costs to participating companies based on labor dollars. The assets, obligations and the components of SFAS 87 pension costs other than service cost (including the minimum pension liability) are allocated by the Company's actuary to each of the participating companies as if each participating company had its own plan. The disclosures below are based on an allocation of the amounts for the Wisconsin Energy Plan to the Company.

The status of these plans, including a reconciliation of qualified and unqualified benefit obligations, a reconciliation of plan assets and the funded status of the plans follows.

			Other Postretirement
	Pension Benefits		Benefits
Status of Benefit Plans	2002	2001	2002	2001
	(Millions of Dollars)
Change in Benefit Obligation
Benefit Obligation at January 1	$130.5	$137.1	$53.7	$51.1
Service cost	2.9	3.1	0.4	0.4
Interest cost	9.1	9.8	4.3	3.8
Plan amendments	(1.3)	(0.1)	2.3	-
Actuarial loss	4.2	(1.5)	10.1	2.6
Benefits paid	(5.7)	(17.9)	(4.2)	(4.2)
Benefit Obligation at December 31	$139.7	$130.5	$66.6	$53.7

Change in Plan Assets
Fair Value at January 1	$214.9	$247.2	$66.5	$69.0
Actual return (loss) on plan assets	(26.6)	(14.9)	(6.0)	(0.6)
Employer contributions	0.6	0.5	2.9	2.3
Benefits paid	(5.7)	(17.9)	(4.2)	(4.2)
Fair Value at December 31	$183.2	$214.9	$59.2	$66.5

Funded Status of Plans
Funded status at December 31	$43.5	$84.4	($7.4)	$12.8
Unrecognized
Net actuarial loss (gain)	142.1	88.0	37.5	16.6
Prior service cost	(1.1)	-	2.1	-
Unamortized Net Transition Obligation	-	-	25.6	28.4
Net Asset (Accrued Benefit Cost)	$184.5	$172.4	$57.8	$57.8
	=====	=====	====	=====

Amounts recognized in the Balance Sheet consist of:
Prepaid benefit cost	$174.1	$178.7	$32.2	$30.4
Accrued benefit cost	(5.8)	(6.0)	-	(1.0)
Additional minimum liability	(1.8)	(0.3)	-	-
Regulatory asset (See Note A)	18.0	-	25.6	28.4
Net amount recognized at end of year	$184.5	$172.4	$57.8	$57.8
	=====	=====	====	====

The components of net periodic pension and other postretirement benefit costs as well as the weighted-average assumptions used in accounting for the plans include the following:

	Pension Benefits
				|	Predecessor
			Period from	|	Period from
			Apr 27 - Dec 31	|	Jan 1 - Apr 26
Benefit Plan Cost Components	2002	2001	2000	|	2000
	(Millions of Dollars)
Net Periodic Benefit Cost				|
Service cost	$2.9	$3.1	$1.6	|	$0.9
Interest cost	9.1	9.8	6.9	|	3.0
Expected return on plan assets	(23.4)	(23.9)	(13.8)	|	(6.2)
Amortization of:				|
Transition obligation (asset)	-	-	-	|	(0.5)
Prior service cost	(0.1)	-	-	|	-
Actuarial loss (gain)	0.1	0.2	-	|	(0.4)
Terminations/curtailment	-	-	-	|	-
Net Periodic Benefit Cost	($11.4)	($10.8)	($5.3)	|	($3.2)
	=====	=====	====		====

Weighted-Average Assumptions
at December 31 (%)
Discount rate	6.75	7.25	7.5	|	7.5
Expected return on plan assets	9.0	9.0	9.0	|	9.0
Rate of compensation increase	4.5 to	4.5 to	4.5 to	|	4.5 to
	5.0	5.0	5.0	|	5.0

The components of net periodic other postretirement benefit costs as well as the weighted-average assumptions used in accounting for the plans include the following:

	Other Postretirement Benefits
				|	Predecessor
			Period from	|	Period from
			Apr 27 - Dec 31	|	Jan 1 - Apr 26
Benefit Plan Cost Components	2002	2001	2000	|	2000
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$0.4	$0.3	$0.2	|	$0.1
Interest cost	4.2	3.8	2.5	|	1.2
Expected return on plan assets	(5.7)	(6.1)	(4.2)	|	(1.9)
Amortization of:				|
Prior service cost	0.2	-	-	|	(0.7)
Actuarial loss (gain)	0.9	-	-	|	(0.6)
Net Periodic Benefit Cost	$ -	($2.0)	($1.5)	|	($1.9)
	===	====	====		====

Weighted-Average Assumptions
at December 31 (%)
Discount rate	6.75	7.25	7.5	|	7.5
Expected return on plan assets	9.0	9.0	9.0	|	9.0
Rate of compensation increase	4.5 to	4.5 to	4.5	|	4.5
	5.0	5.0

Pension Plans:   As of December 31, 2002, approximately 71% of plan assets are invested in equity securities, and the balance of plan assets are invested in corporate and government bonds and real estate. In the opinion of the Company, current pension trust assets and amounts which are expected to be paid to the trusts in the future will be adequate to meet pension payment obligations to current and future retirees.

Open window benefits were offered in 2000 to certain participants in the Wisconsin Gas Pension Plan for Non-Union Employees. This benefit enhancement resulted in a one-time SFAS 88 cost of $0.5 million.

Following the purchase of Wisconsin Gas by Wisconsin Energy, various stand alone pension plans were reviewed for merger into a single plan. This was done to achieve synergies in the administration of plan benefits and plan assets. Represented groups considered this and approved the corresponding plan mergers while retaining specific historic benefits or plan formulas unique to each group. On December 31, 2001, the Wisconsin Gas Company Pension Plan for Non-Union Employees merged into the Wisconsin Electric Retirement Account Plan. On this date the plan was renamed to the Wisconsin Energy Corporation Retirement Account Plan ("WEC RAP"). Two final plan mergers followed in 2002 -- the Wisconsin Gas Company Pension Plan for Local 7-0018-1 Employees merged into the WEC RAP on January 1, 2002, and the Wisconsin Gas Company Pension Plan for Local 7-0018 Employees merged into the WEC RAP on December 31, 2002. The historic plan benefit levels, participants, assets, and ongoing retirement benefit payments have been tracked separately to account for the plans and appropriately allocate the plan expense.

Other Postretirement Benefits Plans:   The Company uses Employees' Benefit Trusts to fund a major portion of other postretirement benefits. The majority of the trusts' assets are mutual funds or commingled indexed funds.

Effective January 1, 1992, postretirement benefit costs have been calculated in accordance with SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and are recoverable from the utility customers of Wisconsin Gas. Wisconsin Gas has recorded a deferred regulatory asset, which is being amortized over a twenty-year period effective January 1, 1992, for the cumulative difference between the amounts funded and SFAS 106 postretirement expenses through January 1, 1992.

The assumed health care cost trend rate for 2003 is at 10% for all plan participants decreasing gradually to 5% in 2008 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Millions of Dollars)
Effect on
Postretirement benefit obligation	$1.8	($1.8)
Total of service and interest cost components	$0.1	($0.1)

Savings Plans:   The Company sponsors savings plans which allow employees to contribute a portion of their pretax and/or after tax income in accordance with plan-specified guidelines. Matching contributions under these plans charged to expense amounted to $1.1 million, $1.0 million and $1.3 million during 2002, 2001 and 2000, respectively.

K -- GUARANTEES

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. As of December 31, 2002, the Company has recorded an estimated liability, based on an accrual analysis, of $1.6 million.

L -- COMMITMENTS AND CONTINGENCIES

Gas Supply:   Wisconsin Gas has agreements for firm pipeline and storage capacity that expire at various dates through 2012. As of December 31, 2002, the aggregate amount of required payment under such agreements total approximately $458.8 million, with required payments of $119.1 million in 2003, $173.5 million for 2004 through 2006, and $166.2 million thereafter. The purchased gas adjustment provisions of Wisconsin Gas' rate schedules permit the recovery of gas costs, including payments for firm pipeline and storage capacity, from its customers subject to the GCRM sharing mechanism.

The Federal Energy Regulatory Commission ("FERC") has allowed ANR Pipeline Company ("ANR") to recover capacity and "above market" supply costs associated with quantities purchased from Dakota Gasification Company under a long-term contract expiring in 2009. Consistent with the guidelines set forth in Order No. 636, ANR has allocated 90% of Dakota Gasification Company costs to firm transportation service. Based on its contracted quantities with ANR, Wisconsin Gas is currently paying approximately $90,000 per month of these costs.

Transportation costs billed to Wisconsin Gas are being recovered from customers under the purchased gas provisions within its rate schedules.

Capital Expenditures:   Certain commitments have been made in connection with 2003 capital expenditures. During 2003, total capital expenditures are estimated to be approximately $113 million, an increase of approximately $60 million over 2002, primarily attributable to the Ixonia Lateral.

In March 1999, WICOR announced the formation of a joint venture, Guardian Pipeline, L.L.C., to construct the Guardian interstate natural gas pipeline from the Joliet, Illinois market hub to southeastern Wisconsin ("Guardian Pipeline"). On March 14, 2001, the FERC issued a certificate of public convenience and necessity authorizing construction and operation of the Guardian Pipeline. The Guardian Pipeline is expected to serve growing demand for natural gas in Wisconsin and Northern Illinois. The Guardian Pipeline began operation in 2002.

The Guardian Pipeline as proposed consisted of 143 miles of 36-inch pipe and related compression equipment as well as an additional 8.5 mile, 16-inch lateral, and is designed to carry about 750,000 dekatherms per day of natural gas. In September 2001, the FERC approved Wisconsin Gas' purchase of nine miles of existing Northern Natural Pipeline pipe to substitute for building a lateral to connect with the utility system at Eagle, Wisconsin. This purchase negates the need for the 8.5 mile 16 inch segment originally proposed for Guardian.

Wisconsin Gas has committed to purchase 650,000 dekatherms per day of capacity on the pipeline and will construct a 35-mile lateral at a cost of approximately $97.5 million to connect its distribution system to the Guardian Pipeline. In November 1999, Wisconsin Gas filed an application with the PSCW to construct and operate the Ixonia Lateral. In October 2000, the PSCW affirmed the need for the Ixonia Lateral in a preliminary determination. Wisconsin Gas received final approval by the PSCW in an Order dated July 25, 2001, and anticipates the lateral will be in service during the fourth quarter of 2003.

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

During 2000, the Company expanded a voluntary program of comprehensive environmental remediation planning for former manufactured gas plant sites. The Company has performed a preliminary assessment of three manufactured gas plant sites previously used by Wisconsin Gas, as discussed below. The Company is working with the Wisconsin Department of Natural Resources in its investigation and remediation planning. At this time, the Company cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:   The Company has completed remediation at one former manufactured gas plant site. Other sites are being investigated or monitored by the Company. The Company estimates that the future costs for detailed site investigation and future remediation costs may range from $3-5 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of December 31, 2002, the Company has established reserves of $3.1 million related to future remediation costs.

The PSCW has allowed Wisconsin utilities, including Wisconsin Gas, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for such costs to be recovered in rates over five years. As such, the Company has recorded a regulatory asset for remediation costs.

M -- RELATED PARTIES

Guardian Pipeline:   WICOR has a one third ownership interest in Guardian Pipeline, an interstate natural gas pipeline. Wisconsin Gas has committed to purchase 650,000 dekatherms per day of capacity (approximately 87% of the pipeline's total capacity) under the terms of a 10 year transportation agreement. Guardian began deliveries to Wisconsin Gas in December 2002.

Other:   Managerial, financial, accounting, legal, data processing and other services may be rendered between associated companies and are billed in accordance with service agreements approved by the PSCW. The Company had a net payable to associated companies of approximately $16.4 million as of December 31, 2002.

N -- QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended (a)
	March		June
(Millions of Dollars)	2002	2001	2002	2001

Total operating revenues	$188.4	$332.6	$94.4	$99.7
Operating income	$40.9	$42.5	$5.3	$0.2
Net earnings	$22.9	$19.1	$1.5	($6.1)

	Three Months Ended (a)
	September		December
	2002	2001	2002	2001

Total operating revenues	$56.8	$57.2	$190.4	$129.0
Operating income	($7.8)	($7.1)	$29.4	$17.3
Net earnings	($6.3)	($8.1)	$15.1	$6.0

(a) Quarterly results of operations are not directly comparable because of seasonal and other factors.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and the Stockholder of Wisconsin Gas Company:

We have audited the accompanying balance sheet and statement of capitalization of Wisconsin Gas Company as of December 31, 2002, and the related statements of income, common equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Wisconsin Gas Company as of December 31, 2001, and for the year then ended, prior to the addition of the transitional disclosures discussed in Note B, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 5, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Wisconsin Gas Company at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note B, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets."

As discussed above, the financial statements of the Company as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note B, these financial statements have been revised to include the transitional disclosures required by Statement No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosure in Note B, included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized and changes in amortization periods for intangible assets that will continue to be amortized as a result of initially applying Statement No. 142 (including any related tax effects) to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the disclosures for 2001 in Note B are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Milwaukee, Wisconsin
February 7, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. This opinion has not been reissued by Arthur Andersen LLP. In fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). As discussed in Note B of the Notes to Financial Statements, the Company has presented the transitional disclosures for fiscal 2001 required by SFAS 142. The Arthur Andersen LLP report does not extend to these transitional disclosures. These disclosures are reported on by Deloitte & Touche LLP as stated in their report appearing herein. The statements of income, common equity and cash flows for the year ended December 31, 1999 referred to in this report have not been included in the accompanying financial statements.

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

/s/ARTHUR ANDERSEN LLP
Arthur Andersen LLP

Milwaukee, Wisconsin
February 5, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the
   Stockholder of Wisconsin Gas Company

We have audited the accompanying consolidated statements of income, of common equity and of cash flows of Wisconsin Gas Company (Successor) for the period from April 27, 2000 to December 31, 2000. We have also audited the related consolidated statements of earnings, of common equity and of cash flows of Wisconsin Gas Company (Predecessor) for the period from January 1, 2000 to April 26, 2000. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note C to the consolidated financial statements, the Company had a significant change in ownership as of April 27, 2000 which resulted in a new basis of accounting.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
February 6, 2001

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In March 2001, the Board of Directors of Wisconsin Energy, upon recommendation of its Audit and Oversight Committee, ended the engagement of PricewaterhouseCoopers LLP as Wisconsin Gas' independent public accountants and engaged Arthur Andersen LLP to serve as the Wisconsin Gas' independent public accountants for the fiscal year ended December 31, 2001.

In July 2002, the Board of Directors of Wisconsin Energy, upon recommendation of its Audit and Oversight Committee, ended the engagement of Arthur Andersen LLP as Wisconsin Gas' independent public accountants and engaged Deloitte & Touche LLP to serve as Wisconsin Gas' independent auditors for the fiscal year ended December 31, 2002.

The members of the Board of Directors of Wisconsin Energy are also the members of the Board of Directors of Wisconsin Gas and, as such, approved the changes with respect to Wisconsin Gas. For more information, see the Company's current reports on Form 8-K filed with the Securities and Exchange Commission on March 15, 2001 and July 8, 2002, respectively.

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to General Instruction I(2)(c).

ITEM 11.	EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I(2)(c).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I(2)(c).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I(2)(c).

ITEM 14.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) 1.	FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS INCLUDED IN PART II OF THIS REPORT

Income Statements for the three years ended December 31, 2002.

Statements of Cash Flows for the three years ended December 31, 2002.

Balance Sheets at December 31, 2002 and 2001.

Statements of Capitalization at December 31, 2002 and 2001.

Statements of Common Equity for the three years ended December 31, 2002.

Notes to Financial Statements.

Independent Auditors' Reports.

2.	FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS REPORT

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

No Current Reports on Form 8-K were filed by Wisconsin Gas during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN GAS COMPANY

By	/s/RICHARD A. ABDOO
Date: February 28, 2003	Richard A. Abdoo, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/RICHARD A. ABDOO	February 28, 2003
Richard A. Abdoo, Chairman of the Board
and Director -- Principal Executive Officer

/s/PAUL DONOVAN	February 28, 2003
Paul Donovan, Executive Vice President and Chief Financial Officer --
Principal Financial Officer

/s/STEPHEN P. DICKSON	February 28, 2003
Stephen P. Dickson, Controller -- Principal Accounting Officer

/s/JOHN F. AHEARNE	February 28, 2003
John F. Ahearne, Director

/s/JOHN F. BERGSTROM	February 28, 2003
John F. Bergstrom, Director

/s/BARBARA L. BOWLES	February 28, 2003
Barbara L. Bowles, Director

/s/ROBERT A. CORNOG	February 28, 2003
Robert A. Cornog, Director

/s/WILLIE D. DAVIS	February 28, 2003
Willie D. Davis, Director

/s/RICHARD R. GRIGG	February 28, 2003
Richard R. Grigg, Director

/s/ULICE PAYNE, JR.	February 28, 2003
Ulice Payne, Jr., Director

/s/FREDERICK P. STRATTON, JR.	February 28, 2003
Frederick P. Stratton, Jr., Director

/s/GEORGE E. WARDEBERG	February 28, 2003
George E. Wardeberg, Director

I, Richard A. Abdoo, certify that:

1.   I have reviewed this annual report on Form 10-K of Wisconsin Gas Company;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 28, 2003

/s/RICHARD A. ABDOO
Chief Executive Officer

I, Paul Donovan, certify that:

1.   I have reviewed this annual report on Form 10-K of Wisconsin Gas Company;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 28, 2003

/s/PAUL DONOVAN
Chief Financial Officer

WISCONSIN GAS COMPANY
(Commission File No. 001-07530)

EXHIBIT INDEX
to
Annual Report on Form 10-K
For the year ended December 31, 2002

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

	2.2*	Amendment to Agreement and Plan of Merger dated as of September 9, 1999. (Exhibit 2.2 to Wisconsin Energy Corporation's Form S-4.)

	2.3*	Second Amendment to Agreement and Plan of Merger dated as of April 26, 2000. (Exhibit 2.3 to Wisconsin Energy Corporation's 4/26/00 Form 8-K (File No. 001-09057).)

3	Articles of Incorporation and By-laws

	3.1*	Wisconsin Gas Company Restated Articles of Incorporation, as amended. (Exhibit 3.1 to Wisconsin Gas Company's 12/31/88 Form 10-K.)

	3.2*	Wisconsin Gas Company By-laws, as amended January 1, 2002. (Exhibit 3.2 to Wisconsin Gas Company's 12/31/01 Form 10-K.)

4	Instruments defining the rights of security holders, including indentures

4.1*

Indenture, dated as of September 1, 1990, between Wisconsin Gas Company and Firstar Bank Milwaukee, N.A., Trustee. (Exhibit 4.11 to Wisconsin Gas Company's Form S-3 Registration Statement No. 33-36639.)

	4.2*	Officers' Certificate, dated as of September 15, 1993, setting forth the terms of Wisconsin Gas Company's 6.60% Debentures due 2013. (Exhibit 4.1 to Wisconsin Gas Company's 9/15/93 Form 8-K.)

	4.3*	Officers' Certificate, dated as of November 7, 1995, setting forth the terms of Wisconsin Gas Company's 6-3/8% Notes due 2005. (Exhibit 4 to Wisconsin Gas Company's 11/7/95 Form 8-K.)

	4.4*	Officers' Certificate, dated as of January 21, 1999, setting forth the terms of Wisconsin Gas Company's 5.5% Notes due 2009. (Exhibit 4 to Wisconsin Gas Company's 1/15/99 Form 8-K.)

E-1

Number	Exhibit

Certain agreements and instruments with respect to long-term debt not exceeding 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis have been omitted as permitted by related instructions. The Registrant agrees pursuant to Item 601(b)(4) of Regulation S-K to furnish to the Securities and Exchange Commission, upon request, a copy of all such agreements and instruments.

10	Material Contracts

	10.1*	Service Agreement, dated April 25, 2000 between Wisconsin Electric Power Company and Wisconsin Gas Company. (Exhibit 10.32 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)

10.2*

Affiliated Interest Agreement (Service Agreement), dated December 12, 2002, by and among Wisconsin Energy Corporation and its affiliates. (Exhibit 10.14 to Wisconsin Energy Corporation's 12/31/02 Form 10-K (File No. 001-09057).)

Note:  Two asterisk (**) identify management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K. Certain compensatory plans, contracts or arrangements in which directors or executive officers of Wisconsin Gas Company participate are not filed as Wisconsin Gas Company exhibits in reliance on the exclusion in Item 601(b)(10)(iii)(C)(6) of Regulation S-K. Wisconsin Gas Company is an indirect wholly-owned subsidiary of Wisconsin Energy Corporation, Commission File No. 001-09057, and such compensatory plans, contracts or arrangements are filed as exhibits to Wisconsin Energy Corporation's periodic reports under the Securities Exchange Act of 1934.

99	Additional Exhibits

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-2