Form 10-Q
period 2003-03-31
WISCONSIN GAS CO
filed 2003-05-07
CIK 107819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

Commission	Registrant; State of Incorporation	IRS Employer
File Number	Address; and Telephone Number	Identification No.

001-07530	WISCONSIN GAS COMPANY	39-0476515
(A Wisconsin Corporation)
231 West Michigan Street
P.O. Box 2046
Milwaukee, WI 53201
(414) 221-2345

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (March 31, 2003):

Common Stock, $8.00 Par Value, 1,125 shares outstanding

All of the common stock of Wisconsin Gas Company is held by WICOR, Inc., a wholly-owned subsidiary of Wisconsin Energy Corporation.

	WISCONSIN GAS COMPANY

	FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2003

	TABLE OF CONTENTS
Item		Page

	Introduction ............................................................................................................................	3

	Part I -- Financial Information

1.	Financial Statements

	Condensed Income Statements ..........................................................................................	4

	Condensed Balance Sheets ................................................................................................	5

	Condensed Statements of Cash Flows ..............................................................................	6

	Notes to Condensed Financial Statements ........................................................................	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ...................................................................	9

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................	15

4.	Controls and Procedures .........................................................................................................	15

	Part II -- Other Information

1.	Legal Proceedings ..................................................................................................................	15

6.	Exhibits and Reports on Form 8-K .........................................................................................	16

	Signatures ..............................................................................................................................	17

	Certifications ..........................................................................................................................	18

INTRODUCTION

Wisconsin Gas Company ("Wisconsin Gas" or the "Company"), a natural gas distribution public utility, is a Wisconsin corporation and wholly-owned, indirect subsidiary of Wisconsin Energy Corporation ("Wisconsin Energy").

Wisconsin Gas and Wisconsin Electric Power Company ("Wisconsin Electric"), another wholly-owned public utility subsidiary of Wisconsin Energy, have combined common functions and operate under the trade name of "We Energies".

The unaudited interim financial statements presented in this Form 10-Q have been prepared by Wisconsin Gas pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Wisconsin Gas' financial statements should be read in conjunction with the financial statements and notes thereto included in Wisconsin Gas' 2002 Annual Report on Form 10-K.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN GAS COMPANY
CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(Millions of Dollars)

Operating Revenues	$316.3	$188.4

Operating Expenses
Cost of gas sold	230.1	113.4
Other operation and maintenance	29.9	21.6
Depreciation and amortization	9.6	10.8
Property and revenue taxes	1.4	1.7

Total Operating Expenses	271.0	147.5

Operating Income	45.3	40.9

Interest Expense	2.9	3.3

Income Before Income Taxes	42.4	37.6

Income Taxes	15.4	14.7

Net Income	$27.0	$22.9
	=====	=====

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31, 2003	December 31, 2002
	(Millions of Dollars)
Assets

Property, Plant and Equipment	$986.4	$972.5
Accumulated depreciation	(559.7)	(550.7)
Net Property, Plant and Equipment	426.7	421.8

Current Assets
Cash and cash equivalents	0.8	1.4
Accounts receivable	168.6	83.9
Accrued revenues	48.8	60.3
Materials, supplies and inventories	20.4	64.4
Deferred income taxes	26.7	16.1
Prepayments and other	6.5	11.2
Total Current Assets	271.8	237.3

Deferred Charges and Other Assets
Goodwill, net	441.9	441.9
Prepaid pension costs	176.4	174.1
Regulatory assets	56.5	57.8
Other	47.7	46.1
Total Deferred Charges and Other Assets	722.5	719.9

Total Assets	$1,421.0	$1,379.0
	======	======

Capitalization and Liabilities

Capitalization
Common equity	$754.1	$726.1
Long-term debt	151.4	151.0
Total Capitalization	905.5	877.1

Current Liabilities
Short-term debt	103.3	142.2
Accounts payable	87.8	79.9
Refundable gas costs	30.0	3.5
Other	32.6	12.0
Total Current Liabilities	253.7	237.6

Deferred Credits and Other Liabilities
Regulatory liabilities	166.0	169.4
Accumulated deferred income taxes	67.3	65.5
Other	28.5	29.4
Total Deferred Credits and Other Liabilities	261.8	264.3

Total Capitalization and Liabilities	$1,421.0	$1,379.0
	======	======

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(Millions of Dollars)
Operations
Net income	$27.0	$22.9
Reconciliation to cash:
Depreciation and amortization	10.0	10.3
Net pension and other postretirement
benefit (income)	(1.8)	(2.8)
Deferred income taxes and investment tax credits, net	(9.9)	(8.9)
Change in:
Receivables and accrued revenues	(73.2)	(48.8)
Inventories	44.0	44.5
Accounts payable	7.9	(15.0)
Prepaid and accrued taxes	25.8	24.8
Refundable gas costs	26.5	24.0
Other assets and liabilities	(3.1)	(3.5)
Cash Provided by Operating Activities	53.2	47.5

Investing Activities
Capital expenditures	(14.1)	(4.1)
Other, net	(0.8)	(0.6)
Cash Used in Investing Activities	(14.9)	(4.7)

Financing Activities
Change in short-term debt	(38.9)	(41.8)
Cash Used in Financing Activities	(38.9)	(41.8)

Change in Cash and Cash Equivalents	(0.6)	1.0
Cash and Cash Equivalents at Beginning of Period	1.4	3.5
Cash and Cash Equivalents at End of Period	$0.8	$4.5
	=====	=====

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$3.2	$3.3
Income taxes (net of refunds)	$0.8	$ -

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

General Information
1.

The accompanying unaudited condensed financial statements for Wisconsin Gas Company should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Gas' 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Gas, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year 2003 because of seasonal and other factors.

2.

Wisconsin Gas has modified certain cash flow presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on operating cash flows.

NEW ACCOUNTING PRONOUNCEMENTS
3.

Asset Retirement Obligations:   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. Under SFAS 143, entities are required to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded the entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. At retirement, an entity settles the obligation for its recorded amount or incurs a gain or loss.

The Company has completed a detailed assessment of the specific applicability and implications of SFAS 143. The Company has not identified any asset retirement obligations. The Company collects removal costs in rates for certain assets that do not have associated legal asset retirement obligations. As of March 31, 2003, the Company estimates that it has approximately $164 million related to removal costs recorded in Accumulated Depreciation.

BUSINESS COMBINATIONS AND GOODWILL
4.

The Company accounts for goodwill and other intangibles under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and other intangibles with indefinite lives are no longer subject to amortization. However, goodwill and other intangibles are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense.

The Company assesses its fair value by considering future discounted cash flows. This analysis is supplemented with a review of fair value based on public company trading multiples and merger and acquisition transaction multiples for similar companies. This evaluation utilizes the information available under the circumstances, including reasonable and supportable assumptions and projections. The Company performs its annual impairment test as of August 31.

COMMON EQUITY
5.

Comprehensive Income:   Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Wisconsin Gas had the following total Comprehensive Income during the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31
Comprehensive Income	2003	2002
	(Millions of Dollars)

Net Income	$27.0	$22.9
Other Comprehensive Loss
Unrealized Losses During the Period	(0.9)	(2.0)
Total Other Comprehensive Loss	(0.9)	(2.0)
Total Comprehensive Income	$26.1	$20.9
	====	====

GUARANTEES
6.

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits has not changed significantly from the $1.6 million accrual recorded by the Company as of December 31, 2002.

COMMITMENTS AND CONTINGENCIES
7.

Environmental Matters:   The Company periodically reviews its exposure for remediation costs as evidence becomes available indicating that its remediation liability has changed. Given current information, management believes that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Factors:   Certain statements contained herein are "Forward Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "may," "intends," "anticipates," "believes," "estimates," "expects," "forecasts," "objectives," "plans," "possible," "potential," "project" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward Looking Statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, equity and bond market fluctuations, varying weather conditions, governmental regulation and supervision, as well as other risks and uncertainties detailed from time to time in filings with the Securities and Exchange Commission ("SEC") including factors described throughout this document and below in "Factors Affecting Results, Liquidity and Capital Resources".

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2003

NET INCOME

Net Income for the first quarter of 2003 was $27.0 million or 17.9% more than the first quarter of 2002, primarily reflecting favorable weather conditions.

Operating Revenues, Gross Margin and Therm Deliveries

A comparison follows of the Company's operating revenues, gross margin and gas deliveries during the first quarter of 2003 with similar information for the first quarter of 2002 including favorable (better ("B")) or unfavorable (worse ("W")) variances. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Due primarily to a significant increase in the delivered cost of natural gas between the comparative periods, gas operating revenues increased by $127.9 million or 67.9% offset by a $116.7 million or 102.9% increase in purchased gas costs.

	Three Months Ended March 31
Operations	2003	B (W)	2002
	(Millions of Dollars)

Operating Revenues	$316.3	$127.9	$188.4
Cost of Gas Sold	230.1	(116.7)	113.4
Gross Margin	$86.2	$11.2	$75.0
	====	====	====

For the three months ended March 31, 2003, gas margins increased $11.2 million or 14.9% when compared to the three months ended March 31, 2002, due primarily to a favorable weather-related increase in therm deliveries, especially to residential customers who are more weather sensitive and contribute higher margins per therm than other customer classes. As measured by heating degree days, the first quarter of 2003 was 17.5% colder than the first quarter of 2002 and 9.0% colder than normal.

The following table compares Wisconsin Gas' gross margin and natural gas therm deliveries by customer class during the first quarter of 2003 with similar information for the first quarter of 2002.

	Gross Margin			Therm Deliveries
	Three Months Ended March 31			Three Months Ended March 31
Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$58.9	$7.8	$51.1	240.2	35.6	204.6
Commercial/Industrial	16.7	2.7	14.0	136.4	24.0	112.4
Interruptible	0.5	0.1	0.4	7.3	1.4	5.9
Total Gas Sold	76.1	10.6	65.5	383.9	61.0	322.9
Transported Gas	8.5	0.5	8.0	158.0	14.2	143.8
Other-Operating	1.6	0.1	1.5	-	-	-
Total	$86.2	$11.2	$75.0	541.9	75.2	466.7
	====	====	====	====	====	====

Weather -- Degree Days (a)
Heating (3,255 Normal)				3,547	529	3,018

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $8.3 million or 38.4% during the first quarter of 2003 when compared with the first quarter of 2002. The increase was primarily attributable to $3.4 million of increased bad debt expense due in part to higher gas bills and to increased benefits costs in the amount of $1.7 million.

Income Taxes:   For the first quarter of 2003, the Company's effective tax rate was 36.4%, which was less than the rate of 37.4% for 2002. This reduction in the effective income tax rate was due primarily to increased Allowance for Funds Used During Construction-equity in 2003 which is not taxable.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Gas' cash flows during the first three months of 2003 and 2002:

	Three Months Ended March 31
Wisconsin Gas Company	2003	2002
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$53.2	$47.5
Investing Activities	($14.9)	($4.7)
Financing Activities	($38.9)	($41.8)

Operating Activities

Cash provided by operating activities increased to $53.2 million during the first three months of 2003 compared with $47.5 million during the same period in 2002. This increase was due in large part to higher net income in 2003.

Investing Activities

During the first three months of 2003, Wisconsin Gas invested a total of $14.9 million, an increase of $10.2 million over the prior year, primarily due to capital expenditures related to the Ixonia Lateral.

Financing Activities

During the three months ended March 31, 2003, Wisconsin Gas reduced short-term debt by $38.9 million compared with a reduction of $41.8 million for the first three months of 2002.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining nine months of 2003 are expected to be met through a combination of internal sources of funds from operations, short-term borrowings and existing lines of credit supplemented, if necessary, through the sale of debt securities.

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

On March 31, 2003, Wisconsin Gas had approximately $185.0 million of available unused lines of bank back-up credit facilities. The Company had approximately $103.3 million of total short-term debt outstanding on such date.

Wisconsin Gas reviews its bank back-up credit facility needs on an ongoing basis and expects to be able to maintain adequate credit facilities to support its operations. The following table summarizes such facilities at March 31, 2003:

Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term
(Millions of Dollars)

$185.0	$ -	$185.0	Dec-2003	364 day

The following table shows Wisconsin Gas' capitalization structure at March 31, 2003 and at December 31, 2002:

Capitalization Structure	March 31, 2003		December 31, 2002
	(Millions of Dollars)

Common Equity	$754.1	74.8%	$726.1	71.2%
Long-Term Debt	151.4	15.0%	151.0	14.8%
Short-Term Debt	103.3	10.2%	142.2	14.0%
Total	$1,008.8	100.0%	$1,019.3	100.0%
	=====	====	=====	====

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the current ratings of the debt securities of Wisconsin Gas by Standard & Poor's Ratings Services ("S&P"), Moody's Investors Service ("Moody's") and Fitch Ratings ("Fitch").

	S&P	Moody's	Fitch
Wisconsin Gas Company
Commercial Paper	A-2	P-1	F1+
Unsecured Senior Debt	A-	Aa2	AA-

In February 2003, Moody's placed under review for possible downgrade Wisconsin Gas' long-term security rating and confirmed the commercial paper rating.

In March 2003, S&P lowered its corporate credit rating on Wisconsin Gas from A to A-. S&P lowered its rating on Wisconsin Gas' senior unsecured debt from A to A-. S&P lowered the short-term rating of Wisconsin Gas from A-1 to A-2. S&P assigned a stable outlook.

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

Capital Requirements

Capital requirements during the remainder of 2003 are expected to be principally for capital expenditures. Wisconsin Gas' 2003 annual capital expenditure budget is approximately $113 million.

Financial Instruments:   Wisconsin Gas is a party to various financial instruments with off-balance sheet risk as a part of its normal course of business, which may include, from time to time, financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. As of March 31, 2003, the Company's estimated maximum exposure under such agreements is zero.

Contractual Obligations/Commercial Commitments:   Total contractual obligations and other commercial commitments for Wisconsin Gas as of March 31, 2003 decreased compared with December 31, 2002 due to periodic payments related to these types of obligations and commitments made in the ordinary course of business during the quarter.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

UTILITY RATES AND REGULATORY MATTERS

Ixonia Lateral:   On January 15, 2003, Wisconsin Gas received from the Wisconsin Department of Natural Resources ("WDNR") a Chapter 30 permit to construct the Ixonia Lateral after lengthy negotiations with the WDNR and interested parties. Wisconsin Gas started construction on the 35-mile Ixonia Lateral in April 2003. The Ixonia Lateral will connect the Wisconsin Gas distribution system to the Guardian Pipeline. In March 2003, the Public Service Commission of Wisconsin ("PSCW") approved updated construction cost estimates of $97.5 million. The Ixonia Lateral is expected to provide substantial gas cost savings as well as critical additional pipeline capacity. Wisconsin Gas expects to complete and place the Ixonia Lateral in service during the fourth quarter of 2003. In the event that the Ixonia Lateral is not completed prior to November 2003, Wisconsin Gas would incur additional operating costs for gas to be delivered into its service territory.

On August 24, 2001, Neighbors Standing United ("NSU"), a landowner group, and an individual landowner, filed petitions for review of the PSCW order dated July 25, 2001, which approved Wisconsin Gas' application to construct and operate the Ixonia Lateral. These two petitioners also filed on February 21 and 22, 2002, respectively, petitions for review of a January 17, 2002 WDNR decision which concluded that the final environmental impact statement for the Guardian Pipeline and Ixonia Lateral projects fully complied with the Wisconsin Environmental Policy Act. The Jefferson County Circuit Court on November 5, 2002 rendered a decision denying the petitions for review of the PSCW Order and request for injunctive relief with one modification by the Court which narrowed the approved pipeline corridor from 800 to 200 feet. In December 2002, the landowner filed a notice of appeal of the Court decision to the Wisconsin Court of Appeals. The petitions for review of the WDNR decision and associated proceedings were stayed by the Circuit Court pending resolution of the proceedings for the court review of the PSCW's order. In March 2003, both NSU and the individual landowner voluntarily dismissed their petitions for review of the WDNR decision.

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
  Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; distribution system and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; recovery of costs associated with adoption of changed accounting standards; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; or changes in the regulations from the WDNR related to the siting approval process for new pipeline construction.
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

*****

For certain other information which may impact Wisconsin Gas' future financial condition or results of operations, see Item 1, Financial Statements -- "Notes to Condensed Financial Statements," in Part I of this report as well as Item 1, Legal Proceedings, in Part II of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources - Market Risks and Other Significant Risks," in Part II of Wisconsin Gas' 2002 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

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

Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of Wisconsin Gas' 2002 Annual Report on Form 10-K.

In addition to those legal proceedings discussed in its reports to the SEC, the Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of such legal proceedings cannot be predicted with certainty, the Company's management, after consultation with legal counsel, believes that the ultimate resolution of these proceedings will not have a material adverse effect on the financial statements of the Company.

UTILITY RATES AND REGULATORY MATTERS

See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results, Liquidity and Capital Resources" in Part I of this report for information concerning rate matters in the jurisdictions where Wisconsin Gas does business.

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

A Current Report on Form 8-K dated as of March 7, 2003 was filed by Wisconsin Gas on March 7, 2003 to report that Standard & Poor's Ratings Services lowered its corporate credit ratings for Wisconsin Gas Company.

A Current Report on Form 8-K dated as of March 21, 2003 was filed by Wisconsin Gas on March 21, 2003 to report that Wisconsin Energy Corporation elected Gale E. Klappa President of Wisconsin Energy Corporation, effective April 14, 2003. In addition, the Company announced that Richard R. Grigg, Executive Vice President of Wisconsin Energy Corporation and President and Chief Operating Officer of Wisconsin Gas Company and Wisconsin Electric Power Company, is also named President and Chief Executive Officer for Wisconsin Energy's newly formed electric generation group.

No other reports on Form 8-K were filed by Wisconsin Gas during the quarter ended March 31, 2003.

A Current Report on Form 8-K dated as of April 28, 2003 was filed by Wisconsin Gas on April 28, 2003 to report that Paul Donovan, Executive Vice President and Chief Financial Officer for Wisconsin Energy Corporation, Wisconsin Electric Power Company and Wisconsin Gas Company, has decided to retire in early 2004 relinquishing the title of Chief Financial Officer on June 30, 2003 and remaining as a special advisor to the Chief Executive Officer until his retirement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN GAS COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date: May 7, 2003	Stephen P. Dickson, Controller, Chief Accounting Officer and duly authorized officer

CERTIFICATIONS

I, Richard A. Abdoo, certify that:

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
Date:	May 7, 2003
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
Date:	May 7, 2003
/s/PAUL DONOVAN
Chief Financial Officer