Form 10-Q
period 2003-06-30
WISCONSIN GAS CO
filed 2003-08-06
CIK 107819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (June 30, 2003):

Common Stock, $8.00 Par Value, 1,125 shares outstanding

All of the common stock of Wisconsin Gas Company is held by WICOR, Inc., a wholly-owned subsidiary of Wisconsin Energy Corporation.

	WISCONSIN GAS COMPANY

	FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2003

	TABLE OF CONTENTS
Item		Page

	Introduction ............................................................................................................................	3

	Part I -- Financial Information

1.	Financial Statements

	Condensed Income Statements ..........................................................................................	4

	Condensed Balance Sheets ................................................................................................	5

	Condensed Statements of Cash Flows ..............................................................................	6

	Notes to Condensed Financial Statements ........................................................................	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ................................................................	9

3.	Quantitative and Qualitative Disclosures About Market Risk ................................................	17

4.	Controls and Procedures ......................................................................................................	17

	Part II -- Other Information

1.	Legal Proceedings .................................................................................................................	17

5.	Other Information ..................................................................................................................	18

6.	Exhibits and Reports on Form 8-K .......................................................................................	18

	Signatures ..............................................................................................................................	20

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN GAS COMPANY
CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(Millions of Dollars)

Operating Revenues	$121.6	$94.4	$437.9	$282.8

Operating Expenses
Cost of gas sold	85.2	57.9	315.3	171.3
Other operation and maintenance	28.4	21.2	58.3	42.8
Depreciation and amortization	9.5	8.3	19.1	19.1
Property and revenue taxes	1.5	1.7	2.9	3.4

Total Operating Expenses	124.6	89.1	395.6	236.6

Operating Income (Loss)	(3.0)	5.3	42.3	46.2

Other Income (Deductions), net	0.1	(0.4)	0.1	(0.4)

Interest Expense	2.8	2.9	5.7	6.2

Income (Loss) Before Income Taxes	(5.7)	2.0	36.7	39.6

Income Taxes	(2.3)	0.5	13.1	15.2

Net Income (Loss)	($3.4)	$1.5	$23.6	$24.4
	=====	=====	=====	=====

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30, 2003	December 31, 2002
	(Millions of Dollars)
Assets

Property, Plant and Equipment	$1,017.0	$972.5
Accumulated depreciation	(568.7)	(550.7)
Net Property, Plant and Equipment	448.3	421.8

Current Assets
Cash and cash equivalents	0.5	1.4
Accounts receivable	109.8	83.9
Accrued revenues	8.5	60.3
Materials, supplies and inventories	62.6	64.4
Deferred income taxes	22.6	16.1
Prepayments and other	3.6	11.2
Total Current Assets	207.6	237.3

Deferred Charges and Other Assets
Goodwill, net	441.9	441.9
Prepaid pension costs	179.0	174.1
Regulatory assets	59.4	57.8
Other	46.3	46.1
Total Deferred Charges and Other Assets	726.6	719.9

Total Assets	$1,382.5	$1,379.0
	======	======

Capitalization and Liabilities

Capitalization
Common equity	$750.7	$726.1
Long-term debt	151.8	151.0
Total Capitalization	902.5	877.1

Current Liabilities
Short-term debt	128.0	142.2
Accounts payable	61.0	79.9
Refundable gas costs	21.9	3.5
Other	11.0	12.0
Total Current Liabilities	221.9	237.6

Deferred Credits and Other Liabilities
Regulatory liabilities	162.5	169.4
Accumulated deferred income taxes	67.6	65.5
Other	28.0	29.4
Total Deferred Credits and Other Liabilities	258.1	264.3

Total Capitalization and Liabilities	$1,382.5	$1,379.0
	======	======

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2003	2002
	(Millions of Dollars)
Operations
Net income	$23.6	$24.4
Reconciliation to cash:
Depreciation and amortization	20.0	20.3
Net pension and other postretirement
benefit (income)	(3.7)	(6.6)
Deferred income taxes and investment tax credits, net	(5.8)	(2.7)
Change in:
Receivables and accrued revenues	25.9	12.2
Inventories	1.8	25.1
Accounts payable	(18.9)	(3.5)
Prepaid and accrued taxes	7.0	9.5
Refundable gas costs	18.4	13.7
Other assets and liabilities	(8.2)	(3.9)
Cash Provided by Operating Activities	60.1	88.5

Investing Activities
Capital expenditures	(44.5)	(16.7)
Proceeds from assets sales	-	12.0
Other, net	(2.3)	(0.7)
Cash Used in Investing Activities	(46.8)	(5.4)

Financing Activities
Change in short-term debt	(14.2)	(81.1)
Cash Used in Financing Activities	(14.2)	(81.1)

Change in Cash and Cash Equivalents	(0.9)	2.0
Cash and Cash Equivalents at Beginning of Period	1.4	3.5
Cash and Cash Equivalents at End of Period	$0.5	$5.5
	=====	=====

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$5.6	$5.6
Income taxes (net of refunds)	$12.6	$8.5

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. GENERAL INFORMATION

The accompanying unaudited condensed financial statements for Wisconsin Gas Company should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Gas' 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Gas, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year 2003 because of seasonal and other factors.

2. ACCOUNTING POLICIES

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

As of June 30, 2003, Wisconsin Gas has not identified any asset retirement obligations. However, the Company collects removal costs in rates for certain assets that do not have associated legal asset retirement obligations. As of June 30, 2003, the Company estimates that it has approximately $167 million related to removal costs recorded in Accumulated Depreciation.

Business Combinations and Goodwill: The Company accounts for goodwill and other intangibles under SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and other intangibles with indefinite lives are not subject to amortization. However, goodwill and other intangibles are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense.

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

Financial Instruments with Characteristics of both Liabilities and Equity:   The Company adopted SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on July 1, 2003. SFAS 150, which was issued by the Financial Accounting Standards Board in May 2003, requires an issuer to classify outstanding freestanding financial instruments within its scope as a liability on its balance sheets even though the instruments have characteristics of equity. The Company identified no financial instruments that fall under the scope of SFAS 150.

Variable Interest Entities:   In January 2003, the Financial Accounting Standards Board issued Interpretation 46, Consolidation of Variable Interest Entities ("FIN 46"). This standard will require an enterprise that is the primary beneficiary of a variable interest entity to consolidate that entity. FIN 46 must be applied to any existing interests in variable interest entities beginning in the third quarter of 2003. The Company does not expect to consolidate any existing interests in unconsolidated entities as a result of FIN 46.

3. COMMON EQUITY

Comprehensive Income:   Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Wisconsin Gas had the following total Comprehensive Income during the six months ended June 30, 2003 and 2002:

	Six Months Ended June 30
Comprehensive Income	2003	2002
	(Millions of Dollars)

Net Income	$23.6	$24.4
Other Comprehensive Income (Loss)
Hedging Gains (Losses)	0.9	(1.6)
Total Other Comprehensive Income (Loss)	0.9	(1.6)
Total Comprehensive Income	$24.5	$22.8
	===	===

4. GUARANTEES

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits has not changed significantly from the $1.6 million accrual recorded by the Company as of December 31, 2002.

5. COMMITMENTS AND CONTINGENCIES

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2003

NET INCOME

Wisconsin Gas had a net loss of $3.4 million during the second quarter of 2003 compared with net income of $1.5 million during the second quarter of 2002, primarily reflecting a decline in operating income as a result of higher pension and benefit, bad debt, and depreciation and amortization expenses.

Operating Revenues, Gross Margin and Therm Deliveries

A comparison follows of the Company's operating revenues, gross margin and gas deliveries during the second quarter of 2003 with similar information for the second quarter of 2002 including favorable (better ("B")) or unfavorable (worse ("W")) variances. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Due primarily to a significant increase in the delivered cost of natural gas between the comparative periods, gas operating revenues increased by $27.2 million or 28.8% offset by a $27.3 million or 47.2% increase in purchased gas costs.

	Three Months Ended June 30
Operations	2003	B (W)	2002
	(Millions of Dollars)

Operating Revenues	$121.6	$27.2	$94.4
Cost of Gas Sold	85.2	(27.3)	57.9
Gross Margin	$36.4	($0.1)	$36.5
	===	===	===

For the three months ended June 30, 2003, gas margins decreased by $0.1 million or 0.3% when compared to the three months ended June 30, 2002 primarily reflecting a slight decline in gas deliveries to residential customers who contribute higher margins per therm than other customer classes. The following table compares Wisconsin Gas' gross margin and natural gas therm deliveries by customer class during the second quarter of 2003 with similar information for the second quarter of 2002.

	Gross Margin			Therm Deliveries
	Three Months Ended June 30			Three Months Ended June 30
Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$23.1	($0.2)	$23.3	74.6	(1.6)	76.2
Commercial/Industrial	5.9	-	5.9	41.6	(0.1)	41.7
Interruptible	0.3	-	0.3	4.3	(0.3)	4.6
Total Gas Sold	29.3	(0.2)	29.5	120.5	(2.0)	122.5
Transported Gas	5.3	(0.1)	5.4	103.4	1.5	101.9
Other-Operating	1.8	0.2	1.6	-	-	-
Total	$36.4	($0.1)	$36.5	223.9	(0.5)	224.4
	====	===	====	====	===	====

Weather -- Degree Days (a)
Heating (947 Normal)				1,158	94	1,064

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $7.2 million or 34.0% during the second quarter of 2003 when compared with the second quarter of 2002. The increase was primarily attributable to $3.4 million of increased bad debt expense and to increased pension and benefits costs in the amount of $2.2 million.

Depreciation and Amortization:   Depreciation and amortization expenses increased by $1.2 million or 14.5% during the second three months of 2003 primarily due to a higher base of depreciable assets between the comparative periods.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2003

NET INCOME

Net income for the first six months of 2003 was $23.6 million, slightly lower than net income of $24.4 million for the first six months of 2002, primarily because an increase in gross margin due to favorable weather conditions during the first quarter of 2003 was offset by higher employee pension and benefit costs and an increase in bad debt expense during the first half of 2003.

Operating Revenues, Gross Margin and Therm Deliveries

A comparison follows of the Company's operating revenues, gross margin and gas deliveries during the first half of 2003 and the first half of 2002 including favorable (better ("B")) or unfavorable (worse ("W")) variances. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Due primarily to a significant increase in the delivered cost of natural gas between the comparative periods, gas operating revenues increased by $155.1 million or 54.8% offset by a $144.0 million or 84.1% increase in purchased gas costs.

	Six Months Ended June 30
Operations	2003	B (W)	2002
	(Millions of Dollars)

Operating Revenues	$437.9	$155.1	$282.8
Cost of Gas Sold	315.3	(144.0)	171.3
Gross Margin	$122.6	$11.1	$111.5
	====	====	====

Gas margins increased $11.1 million or 10.0% between the comparative periods primarily due to a favorable weather-related increase in therm deliveries, especially to residential customers who are more weather sensitive and contribute higher margins per therm than other customer classes. As measured by heating degree days, the first half of 2003 was 15.3% colder than the first half of 2002 and 12.0% colder than normal. The following table compares Wisconsin Gas' gross margin and natural gas therm deliveries by customer class during the first half of 2003 with similar information for the first half of 2002.

	Gross Margin			Therm Deliveries
	Six Months Ended June 30			Six Months Ended June 30
Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$81.9	$7.5	$74.4	314.9	34.1	280.8
Commercial/Industrial	22.6	2.7	19.9	177.9	23.8	154.1
Interruptible	0.8	0.1	0.7	11.6	1.1	10.5
Total Gas Sold	105.3	10.3	95.0	504.4	59.0	445.4
Transported Gas	13.8	0.4	13.4	261.4	15.7	245.7
Other-Operating	3.5	0.4	3.1	-	-	-
Total	$122.6	$11.1	$111.5	765.8	74.7	691.1
	====	===	====	====	===	====

Weather -- Degree Days (a)
Heating (4,202 Normal)				4,705	623	4,082

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $15.5 million or 36.2% during the first six months of 2003 when compared with the first six months of 2002. The increase was primarily attributable to $7.4 million of increased bad debt expense and to increased pension and benefits costs in the amount of $3.8 million.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Gas' cash flows during the first six months of 2003 and 2002:

	Six Months Ended June 30
Wisconsin Gas Company	2003	2002
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$60.1	$88.5
Investing Activities	($46.8)	($5.4)
Financing Activities	($14.2)	($81.1)

Operating Activities

Cash provided by operating activities decreased to $60.1 million during the first six months of 2003 compared with $88.5 million during the same period in 2002. This decline was due in large part to the effect on the cost of natural gas inventories due to higher per unit gas costs in 2003.

Investing Activities

During the first six months of 2003, Wisconsin Gas had capital expenditures of $44.5 million, an increase of $27.8 million over the first six months of 2002. This increase reflects higher capital expenditures related to the Ixonia Lateral. In addition, Wisconsin Gas realized $12.0 million during the first half of 2002 from the sale of assets that did not recur during the first half of 2003.

Financing Activities

During the six months ended June 30, 2003, Wisconsin Gas used $14.2 million to reduce short-term debt compared with $81.1 million during the first six months of 2002. This change can be attributed to the need for more capital as a result of increased construction costs and to increased costs related to gas in storage.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining six months of 2003 are expected to be met through a combination of internal sources of funds from operations, short-term borrowings and existing lines of credit supplemented, if necessary, through the sale of debt securities.

Depending upon market conditions and other factors including receipt of required regulatory approvals, Wisconsin Gas anticipates issuing $100 million of unsecured long-term debt during the fourth quarter of 2003.

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

On June 30, 2003, Wisconsin Gas had approximately $200.0 million of available unused lines of bank back-up credit facilities. The Company had approximately $128.0 million of total short-term debt outstanding on such date.

Wisconsin Gas reviews its bank back-up credit facility needs on an ongoing basis and expects to be able to maintain adequate credit facilities to support its operations. The following table summarizes such facilities at June 30, 2003:

Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term
(Millions of Dollars)

$200.0	$ -	$200.0	Jun-2004	364 day

On June 25, 2003, Wisconsin Gas entered into an unsecured 364 day $200 million bank back-up credit facility to replace a $185 million credit facility that was scheduled to expire on December 10, 2003. The credit facility may be extended for an additional 364 days, subject to lender agreement.

The following table shows Wisconsin Gas' capitalization structure at June 30, 2003 and at December 31, 2002:

Capitalization Structure	June 30, 2003		December 31, 2002
	(Millions of Dollars)

Common Equity	$750.7	72.9%	$726.1	71.2%
Long-Term Debt	151.8	14.7%	151.0	14.8%
Short-Term Debt	128.0	12.4%	142.2	14.0%
Total	$1,030.5	100.0%	$1,019.3	100.0%
	=====	====	=====	====

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

S&P and Fitch's current outlook for Wisconsin Gas is stable.

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

Financial Instruments:   Wisconsin Gas is a party to various financial instruments with off-balance sheet risk as a part of its normal course of business, which may include, from time to time, financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. As of June 30, 2003, the Company's estimated maximum exposure under such agreements is zero.

Contractual Obligations/Commercial Commitments:   The Company's total contractual obligations and other commercial commitments as of June 30, 2003 decreased compared with December 31, 2002 due to customary periodic payments, along with reductions during the first six months of 2003 in obligations and commitments made in the ordinary course of business.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

UTILITY RATES AND REGULATORY MATTERS

Limited Rate Adjustment Request:   Under the conditions of the Public Service Commission of Wisconsin's ("PSCW") Order authorizing Wisconsin Energy's acquisition of WICOR, Inc., the Company is authorized to seek rate reviews with the PSCW during a five-year rate restriction period that began January 1, 2001 limited to changes in revenue requirements as a result of:

  Governmental mandates;
  Abnormal levels of capital additions required to maintain or improve reliable electric service; and
  Major gas lateral projects associated with approved natural gas pipeline construction projects.

On July 2, 2003, Wisconsin Gas filed an application with the PSCW for $26.2 million (3.9%) of rate adjustments for anticipated 2004 revenue deficiencies associated with (1) increased costs linked to changes in Wisconsin's public benefits legislation, and (2) costs for construction of the Ixonia Lateral further described below. The Company anticipates an order from the PSCW on this request in early 2004.

Request for Deferral of Uncollectible Accounts Receivable:   Due to a combination of unusually high natural gas prices, the soft economy within its utility service territories, and limited governmental assistance available to low-income customers, the Company has seen a significant increase in uncollectible accounts receivable. Because of this, the Company sent a letter to the PSCW on July 23, 2003 requesting authority to defer for future rate recovery all bad debt expenses incurred during 2003 in excess of amounts included in current utility rates. The Company estimates such amount to be $7.2 million during 2003. In the letter, the Company stated its intention to suggest a mechanism for recovery of these costs, and to prevent such circumstances from recurring in the future. It is unknown when the PSCW will rule on this request.

Ixonia Lateral:   In April 2003, Wisconsin Gas started construction on the 35-mile Ixonia Lateral, which will connect the Wisconsin Gas distribution system to the Guardian Pipeline. The Ixonia Lateral is expected to provide substantial gas cost savings as well as critical additional pipeline capacity. Wisconsin Gas expects to complete and place the Ixonia Lateral in service in time to allow Wisconsin Gas to access its full contract capacity from Guardian Pipeline in the fourth quarter of 2003. In the event that the Ixonia Lateral is not completed prior to November 2003, Wisconsin Gas would incur additional operating costs for gas to be delivered into its service territory.

On August 24, 2001, Neighbors Standing United, a landowner group, and an individual landowner, filed petitions for review of the PSCW order dated July 25, 2001, which approved Wisconsin Gas' application to construct and operate the Ixonia Lateral. The Jefferson County Circuit Court on November 5, 2002 rendered a decision denying the petitions for review of the PSCW order and request for injunctive relief with one modification by the Court which narrowed the approved pipeline corridor from 800 to 200 feet. In December 2002, the landowner filed a notice of appeal of the Court decision to the Wisconsin Court of Appeals. On June 24, 2003, the Wisconsin Court of Appeals dismissed the landowner's appeal of the Circuit Court decision.

Power the Future - Port Washington:   Associated with construction of the Port Washington Generating Station under Wisconsin Energy's Power the Future strategy, Wisconsin Gas received a Certificate of Public Convenience and Necessity ("CPCN") from the PSCW in January 2003 authorizing construction of a 16.8 mile gas lateral that will connect the plant to the ANR Pipeline. It will also improve reliability for the natural gas distribution system in the area. The Company received a Chapter 30 wetland permit from the Wisconsin Department of Natural Resources ("WDNR") on July 3, 2003 approving construction of this lateral. The WDNR permitted construction of substantially the entire lateral consistent with the planned route previously approved by the PSCW, with certain exceptions. The Company has modified the planned route pursuant to the WDNR's request and will submit a request to the PSCW, if necessary, for re-approval of the modified route. Including the requested changes, the Company estimates the total cost of the project to be $39.5 million, subject to PSCW approval. Construction of the lateral is scheduled to begin in spring 2004 and to be completed by late 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks," in Part II of Wisconsin Gas' 2002 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:   The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting:   There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of Wisconsin Gas' 2002 Annual Report on Form 10-K and Item 1, Legal Proceedings, in Part II of Wisconsin Gas' Quarterly Report on Form 10-Q for the period ended March 31, 2003.

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

ENVIRONMENTAL MATTERS

Columbia Propane Lawsuit:   In 1999, Wisconsin Gas was sued by Columbia Propane LP in the Circuit Court of Wood County, Wisconsin for an estimated $5 million in clean up costs related to a manufactured gas plant site in Marshfield, Wisconsin. The gas plant was owned and operated by People's Gas until 1960 when Wisconsin Gas acquired the assets of People's Gas subject to the terms of an Asset Purchase Agreement. In 1962, Wisconsin Gas sold the site to Columbia Propane. Columbia Propane asserted in the lawsuit that Wisconsin Gas stood in the shoes of People's Gas and was liable for environmental liabilities. Wisconsin Gas contested the liability and filed a motion for summary judgment contending that as a matter of law it was not liable for the clean up costs. The judge granted Wisconsin Gas' motion for summary judgment and dismissed the complaint, but on December 28, 2001, the Wisconsin Court of Appeals reversed the trial court and remanded the matter back for trial on the issue as to whether the parties intended tort liability to be assumed by Wisconsin Gas under the terms of the Asset Purchase Agreement. In April 2002, the Wisconsin Supreme Court granted a Petition for Review filed by Wisconsin Gas, and oral arguments were held on January 15, 2003. On May 13, 2003, the Wisconsin Supreme Court reversed the Court of Appeals' decision. The Supreme Court determined that the trial court correctly dismissed the lawsuit against Wisconsin Gas.

UTILITY RATES AND REGULATORY MATTERS

See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results, Liquidity and Capital Resources" in Part I of this report for information concerning Wisconsin Gas rate matters.

ITEM 5. OTHER INFORMATION

Gale E. Klappa, President of Wisconsin Energy Corporation, was elected President and Chief Executive Officer of Wisconsin Gas Company on July 31, 2003. Mr. Klappa succeeds Richard R. Grigg as President of Wisconsin Gas and assumes the title of Chief Executive Officer of Wisconsin Gas from Richard A. Abdoo.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	EXHIBITS

The following Exhibits are filed with or incorporated by reference in this Form 10-Q report:

Exhibit No.

12	Statements re Computation of Ratios

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

Exhibit No.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

A Current Report on Form 8-K dated as of April 28, 2003 was filed by Wisconsin Gas on April 28, 2003 to report that Paul Donovan, Executive Vice President and Chief Financial Officer for Wisconsin Energy Corporation, Wisconsin Electric Power Company and Wisconsin Gas Company, has decided to retire in early 2004 relinquishing as of June 30, 2003 all positions he has held with Wisconsin Energy and its subsidiaries and will remain with the Company as a special advisor to the Chief Executive Officer until his retirement.

A Current Report on Form 8-K dated as of June 20, 2003 was filed by Wisconsin Gas on June 20, 2003, with a copy of the press release announcing that Allen L. Leverett was named Chief Financial Officer of Wisconsin Energy Corporation, Wisconsin Electric Power Company and Wisconsin Gas Company effective July 1, 2003.

No other reports on Form 8-K were filed by Wisconsin Gas during the quarter ended June 30, 2003.

A Current Report on Form 8-K dated as of July 25, 2003 was filed by Wisconsin Gas on July 25, 2003 to report that Richard R. Grigg has decided to retire effective March 1, 2004 relinquishing as of July 31, 2003 the titles of President of Wisconsin Electric Power Company and President and Chief Operating Officer of Wisconsin Gas Company and all directorships with Wisconsin Energy and its subsidiaries, remaining as Executive Vice President of Wisconsin Energy and Chief Operating Officer of Wisconsin Electric Power Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN GAS COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date: August 6, 2003	Stephen P. Dickson, Controller, Chief Accounting Officer and duly authorized officer