Form 10-Q
period 2003-09-30
WISCONSIN GAS CO
filed 2003-11-05
CIK 107819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (September 30, 2003):

Common Stock, $8.00 Par Value, 1,125 shares outstanding

All of the common stock of Wisconsin Gas Company is held by WICOR, Inc., a wholly-owned subsidiary of Wisconsin Energy Corporation.

	WISCONSIN GAS COMPANY

	FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2003

	TABLE OF CONTENTS
Item		Page

	Introduction ............................................................................................................................	3

	Part I -- Financial Information

1.	Financial Statements

	Condensed Income Statements ..........................................................................................	4

	Condensed Balance Sheets ................................................................................................	5

	Condensed Statements of Cash Flows ..............................................................................	6

	Notes to Condensed Financial Statements ........................................................................	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ...................................................................	9

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................	17

4.	Controls and Procedures ......................................................................................................	17

	Part II -- Other Information

1.	Legal Proceedings ..................................................................................................................	17

6.	Exhibits and Reports on Form 8-K .........................................................................................	18

	Signatures ..............................................................................................................................	20

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN GAS COMPANY
CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
	(Millions of Dollars)

Operating Revenues	$77.6	$56.8	$515.5	$339.6

Operating Expenses
Cost of gas sold	52.3	34.5	367.6	205.8
Other operation and maintenance	22.4	19.1	80.7	61.9
Depreciation and amortization	9.3	9.4	28.4	28.5
Property and revenue taxes	1.3	1.6	4.2	5.0

Total Operating Expenses	85.3	64.6	480.9	301.2

Operating Income (Loss)	(7.7)	(7.8)	34.6	38.4

Other Income (Deductions), net	0.9	(0.6)	1.0	(1.0)

Interest Expense	2.8	2.9	8.5	9.1

Income (Loss) Before Income Taxes	(9.6)	(11.3)	27.1	28.3

Income Taxes	(3.7)	(5.0)	9.4	10.2

Net Income (Loss)	($5.9)	($6.3)	$17.7	$18.1
	====	====	====	====

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30, 2003	December 31, 2002
	(Millions of Dollars)
Assets

Property, Plant and Equipment	$1,060.4	$972.5
Accumulated depreciation	(561.0)	(550.7)
Net Property, Plant and Equipment	499.4	421.8

Current Assets
Cash and cash equivalents	0.4	1.4
Accounts receivable	58.6	83.9
Accrued revenues	9.7	60.3
Materials, supplies and inventories	120.1	64.4
Deferred income taxes	14.4	16.1
Prepayments and other	15.8	11.2
Total Current Assets	219.0	237.3

Deferred Charges and Other Assets
Goodwill, net	441.9	441.9
Prepaid pension costs	182.0	174.1
Regulatory assets	60.5	57.8
Other	47.9	46.1
Total Deferred Charges and Other Assets	732.3	719.9

Total Assets	$1,450.7	$1,379.0
	======	======

Capitalization and Liabilities

Capitalization
Common equity	$745.0	$726.1
Long-term debt	152.3	151.0
Total Capitalization	897.3	877.1

Current Liabilities
Short-term debt	181.1	142.2
Accounts payable	104.0	79.9
Refundable gas costs	-	3.5
Other	10.3	12.0
Total Current Liabilities	295.4	237.6

Deferred Credits and Other Liabilities
Regulatory liabilities	159.6	169.4
Accumulated deferred income taxes	69.5	65.5
Other	28.9	29.4
Total Deferred Credits and Other Liabilities	258.0	264.3

Total Capitalization and Liabilities	$1,450.7	$1,379.0
	======	======

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2003	2002
	(Millions of Dollars)
Operations
Net income	$17.7	$18.1
Reconciliation to cash:
Depreciation and amortization	29.8	30.0
Net pension and other postretirement
benefit (income)	(6.1)	(6.9)
Deferred income taxes and investment tax credits, net	3.6	5.7
Change in:
Receivables and accrued revenues	75.9	38.0
Inventories	(55.7)	(3.3)
Accounts payable	24.1	(7.6)
Prepaid and accrued taxes	(4.9)	(3.0)
Refundable gas costs	(3.5)	(0.2)
Other assets and liabilities	(14.3)	(19.7)
Cash Provided by Operating Activities	66.6	51.1

Investing Activities
Capital expenditures	(103.4)	(32.7)
Proceeds from assets sales	-	12.2
Other, net	(3.1)	(0.9)
Cash Used in Investing Activities	(106.5)	(21.4)

Financing Activities
Change in short-term debt	38.9	(31.5)
Cash Provided by (Used in) Financing Activities	38.9	(31.5)

Change in Cash and Cash Equivalents	(1.0)	(1.8)
Cash and Cash Equivalents at Beginning of Period	1.4	3.5
Cash and Cash Equivalents at End of Period	$0.4	$1.7
	====	====

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$7.7	$8.9
Income taxes (net of refunds)	$12.6	$8.5

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. GENERAL INFORMATION

The accompanying unaudited condensed financial statements for Wisconsin Gas Company should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Gas' 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Gas, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year 2003 because of seasonal and other factors.

2. ACCOUNTING POLICIES

Asset Retirement Obligations:   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. Under SFAS 143, entities are required to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded, the entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. At retirement, an entity settles the obligation for its recorded amount or incurs a gain or loss.

As of September 30, 2003, Wisconsin Gas has not identified any asset retirement obligations. However, the Company collects removal costs in rates for certain assets that do not have associated legal asset retirement obligations. As of September 30, 2003, the Company estimates that it has approximately $169 million related to removal costs recorded in "Accumulated Depreciation".

Business Combinations and Goodwill:   The Company accounts for goodwill and other intangibles under SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and other intangibles with indefinite lives are not subject to amortization. However, goodwill and other intangibles are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense.

The Company assesses its fair value by considering future discounted cash flows. This analysis is supplemented with a review of fair value based on public company trading multiples and merger and acquisition transaction multiples for similar companies. This evaluation utilizes the information available under the circumstances, including reasonable and supportable assumptions and projections.

3. COMMON EQUITY

Comprehensive Income:   Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Wisconsin Gas had the following total Comprehensive Income during the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30
Comprehensive Income	2003	2002
	(Millions of Dollars)

Net Income	$17.7	$18.1
Other Comprehensive Income (Loss)
Hedging Gains (Losses)	1.1	(1.0)
Total Other Comprehensive Income (Loss)	1.1	(1.0)
Total Comprehensive Income	$18.8	$17.1
	====	====

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2003

EARNINGS

Traditionally the quarter ending September 30 has the lowest gross margin due to the lack of a heating load. The net loss for the third quarter of 2003 was $5.9 million or 6.3% less than the third quarter of 2002, primarily reflecting increases in both gross margin and other income (deductions) offset by increases in other operation and maintenance expenses.

Operating Revenues, Gross Margin and Therm Deliveries

A comparison follows of operating revenues, gross margin and gas deliveries for the third quarter of 2003 with similar information for the third quarter of 2002 including favorable (better ("B")) or unfavorable (worse ("W")) variances. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Due primarily to a significant increase in the delivered cost of natural gas between the comparative periods, gas operating revenues increased by $20.8 million or 36.6% offset by a $17.8 million or 51.6% increase in purchased gas costs.

	Three Months Ended September 30
Operations	2003	B (W)	2002
	(Millions of Dollars)

Operating Revenues	$77.6	$20.8	$56.8
Cost of Gas Sold	52.3	(17.8)	34.5
Gross Margin	$25.3	$3.0	$22.3
	====	====	====

Gas margins increased by $3.0 million or 13.5% between the comparative periods due primarily to recognition of $2.2 million of increased gas cost incentive revenues during the third quarter of 2003 compared with the third quarter of 2002 under the Company's gas cost recovery mechanisms.

The following table compares gross margins and natural gas therm deliveries by customer class during the third quarter of 2003 with similar information for the third quarter of 2002.

	Gross Margin			Therm Deliveries
	Three Months Ended September 30			Three Months Ended September 30
Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$13.3	$0.5	$12.8	29.7	1.9	27.8
Commercial/Industrial	3.4	0.2	3.2	20.0	2.1	17.9
Interruptible	0.3	-	0.3	3.4	(1.0)	4.4
Total Gas Sold	17.0	0.7	16.3	53.1	3.0	50.1
Transported Gas	4.9	0.2	4.7	96.1	2.4	93.7
Other-Operating	3.4	2.1	1.3	-	-	-
Total	$25.3	$3.0	$22.3	149.2	5.4	143.8
	====	====	====	====	====	====

Weather -- Degree Days (a)
Heating (142 Normal)				134	67	67

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $3.3 million or 17.3% during the third quarter of 2003 when compared with the third quarter of 2002. The increase was attributable, in part, to an increase of $0.5 million of pension and other benefit costs during 2003.

Other Income (Deductions), Net:   Other income (deductions) increased by $1.5 million in the third quarter of 2003 compared to the third quarter of 2002. This increase is primarily due to increased Allowance For Other Funds Used During Construction for construction of the Ixonia Lateral.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2003

EARNINGS

The net income for Wisconsin Gas decreased by $0.4 million to $17.7 million during the first nine months of 2003 when compared to the first nine months of 2002. This decrease in net income primarily reflects improved gross margin and increased other income (deductions) which was more than offset by higher other operations and maintenance expense, bad debt expense, and increased pension and other benefit costs during the first nine months of 2003.

Operating Revenues, Gross Margin and Therm Deliveries

A comparison follows of operating revenues, gross margin and gas deliveries for the first nine months of 2003 with similar information for the first nine months of 2002. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Due primarily to a significant increase in the delivered cost of natural gas between the comparative periods, gas operating revenues increased by $175.9 million or 51.8% offset by a $161.8 million or 78.6% increase in purchased gas costs.

	Nine Months Ended September 30
Gas Utility Operations	2003	B (W)	2002
	(Millions of Dollars)

Gas Operating Revenues	$515.5	$175.9	$339.6
Cost of Gas Sold	367.6	(161.8)	205.8
Gross Margin	$147.9	$14.1	$133.8
	====	====	====

Gas margins increased by $14.1 million or 10.5% between the comparative periods primarily due to a favorable weather-related increase in therm deliveries, especially to residential customers who are more weather sensitive and contribute higher margins per therm than other customer classes. As measured by heating degree days, the first nine months of 2003 was 16.6% colder than the first nine months of 2002 and 11.4% colder than normal. A $2.2 million increase in gas cost incentive revenues during the first nine months of 2003 under the Company's gas cost recovery mechanism also contributed to the increased gross margin between the comparative periods.

The following table compares gross margins and natural gas therm deliveries by customer class during the first nine months of 2003 with similar information for the first nine months of 2002.

	Gross Margin			Therm Deliveries
	Nine Months Ended September 30			Nine Months Ended September 30
Gas Utility Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$95.2	$8.0	$87.2	344.5	35.9	308.6
Commercial/Industrial	26.1	3.1	23.0	198.0	26.0	172.0
Interruptible	1.0	(0.1)	1.1	15.0	0.1	14.9
Total Gas Sold	122.3	11.0	111.3	557.5	62.0	495.5
Transported Gas	18.7	0.6	18.1	357.6	18.2	339.4
Other-Operating	6.9	2.5	4.4	-	-	-
Total	$147.9	$14.1	$133.8	915.1	80.2	834.9
	====	====	====	====	====	====

Weather -- Degree Days (a)
Heating (4,344 Normal)				4,839	690	4,149

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $18.8 million or 30.4% during the first nine months of 2003 when compared with the first nine months of 2002. The increase was primarily attributable to approximately $4.4 million of higher pension and other benefit costs and $7.5 million of bad debt expenses in large part due to higher gas bills.

Other Income (Deductions), Net:   Other income (deductions) increased by $2.0 million for the first nine months of 2003 compared to the same period in 2002. This increase is primarily due to increased Allowance For Other Funds Used During Construction for construction of the Ixonia Lateral.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes cash flows for Wisconsin Gas during the first nine months of 2003 and 2002:

	Nine Months Ended September 30
Wisconsin Gas Company	2003	2002
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$66.6	$51.1
Investing Activities	($106.5)	($21.4)
Financing Activities	$38.9	($31.5)

Operating Activities

Cash provided by operating activities increased to $66.6 million during the first nine months of 2003 compared with $51.1 million during the same period in 2002. This increase was due in part to lower working capital requirements between the comparative periods due to the impact of unseasonably cool spring and summer weather in 2003.

Investing Activities

During the first nine months of 2003, Wisconsin Gas invested a total of $106.5 million, an increase of $85.1 million over the prior year, primarily due to costs for construction of the Ixonia Lateral. In addition, Wisconsin Gas realized $12.2 million during the first nine months of 2002 from the sale of assets that did not recur during the first nine months of 2003.

Financing Activities

During the nine months ended September 30, 2003, the Company received $38.9 million from financing activities compared with using $31.5 million for financing activities during the first nine months of 2002. This change reflects an increase in short-term debt to fund the Ixonia Lateral construction.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining three months of 2003 are expected to be met through a combination of internal sources of funds from operations, short-term borrowings and existing lines of credit supplemented, if necessary, through the sale of debt securities.

Depending on market conditions and other factors, including receipt of required regulatory approvals, Wisconsin Gas anticipates issuing between $100 and $200 million of unsecured long-term debt during the fourth quarter of 2003 under an existing $200 million shelf registration statement filed with the SEC.

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

Wisconsin Gas had approximately $200 million of available unused lines of bank back-up credit facilities as of September 30, 2003. The Company had approximately $181.1 million of total short-term debt outstanding on such date.

Wisconsin Gas reviews its bank back-up credit facility needs on an ongoing basis and expects to be able to maintain adequate credit facilities to support its operations. The following table summarizes such facility at September 30, 2003:

Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term
(Millions of Dollars)

$200.0	$ -	$200.0	Jun-2004	364 day

The following table shows Wisconsin Gas' capitalization structure at September 30, 2003 and at December 31, 2002:

Capitalization Structure	September 30, 2003		December 31, 2002
	(Millions of Dollars)

Common Equity	$745.0	69.1%	$726.1	71.2%
Long-Term Debt	152.3	14.1%	151.0	14.8%
Short-Term Debt	181.1	16.8%	142.2	14.0%
Total	$1,078.4	100.0%	$1,019.3	100.0%
	=====	====	=====	====

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the current ratings of the debt securities of Wisconsin Gas by Standard & Poor's Ratings Services ("S&P"), Moody's Investors Service ("Moody's") and Fitch Ratings ("Fitch").

	S&P	Moody's	Fitch

Wisconsin Gas Company
Commercial Paper	A-2	P-1	F1
Unsecured Senior Debt	A-	A1	A+

In October 2003, Moody's lowered Wisconsin Gas' senior unsecured rating from Aa2 to A1. Moody's confirmed the P-1 commercial paper rating of Wisconsin Gas. Moody's ratings outlook for Wisconsin Gas is stable.

In October 2003, Fitch lowered Wisconsin Gas' senior unsecured rating from AA- to A+. Fitch lowered the commercial paper rating of Wisconsin Gas from F1+ to F1. Fitch's ratings outlook for Wisconsin Gas is stable.

S&P's current outlook for Wisconsin Gas is stable.

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

Financial Instruments:   Wisconsin Gas is a party to various financial instruments with off-balance sheet risk as a part of its normal course of business, which may include, from time to time, financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. As of September 30, 2003, the Company's estimated maximum exposure under such agreements is zero.

Contractual Obligations/Commercial Commitments:   The Company's total contractual obligations and other commercial commitments as of September 30, 2003 decreased compared with December 31, 2002 due to customary periodic payments, along with reductions during the first nine months of 2003 in obligations and commitments made in the ordinary course of business.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

UTILITY RATES AND REGULATORY MATTERS

Limited Rate Adjustment Request:   Under the conditions of the PSCW Order authorizing Wisconsin Energy's acquisition of WICOR, Inc., Wisconsin Energy and its subsidiaries are authorized to seek rate reviews with the PSCW during a five-year rate restriction period that began January 1, 2001 limited to changes in revenue requirements as a result of:

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

Request for Deferral of Uncollectible Accounts Receivable:   Due to a combination of unusually high natural gas prices, the soft economy within its utility service territories, and limited governmental assistance available to low-income customers, the Company has seen a significant increase in residential uncollectible accounts receivable. Because of this, the Company sent a letter to the PSCW on July 23, 2003 requesting authority to defer for future rate recovery all bad debt expenses incurred during 2003 in excess of amounts included in current utility rates. The PSCW approved the Company's request in October 2003; however the Company has not received a final order. As such, the Company has not yet determined the financial impact of the PSCW's decision.

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

Power the Future - Port Washington:   Associated with construction of the Port Washington Generating Station under Wisconsin Energy's Power the Future strategy, Wisconsin Gas received a Certificate of Authority from the PSCW in December 2002 authorizing construction of a 16.8 mile natural gas lateral that will connect the Port Washington Generating Station to the ANR Pipeline. It will also improve reliability for the natural gas distribution system in the area. The Company received a Chapter 30 wetland permit from the Wisconsin Department of Natural Resources ("WDNR") on July 3, 2003 approving construction of this lateral. The WDNR permitted construction of substantially the entire lateral consistent with the planned route previously approved by the PSCW, with certain exceptions. The Company has modified the planned route pursuant to the WDNR's request and the PSCW is scheduled to meet in November 2003 for re-approval of the modified route. Including the requested changes, the Company estimates the total cost of the project to be approximately $40 million, subject to PSCW approval. Construction of the lateral is scheduled to begin in spring 2004 and to be completed by late 2004.

In July and August 2003, two landowners filed separate Petitions for Review in Ozaukee County Circuit Court challenging the Chapter 30 permit issued in July 2003 by the WDNR to Wisconsin Gas for the Port Washington Lateral. Further, in September 2003, one of the same landowners filed an additional Petition for Review in Ozaukee County Circuit Court challenging WDNR's denial of a request for a contested case hearing on the issuance of the Chapter 30 permit. The Company has intervened as a full party in these proceedings and will actively support the validity of the permit.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of Wisconsin Gas' 2002 Annual Report on Form 10-K and Item 1, Legal Proceedings, in Part II of Wisconsin Gas' Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2003.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	EXHIBITS

The following Exhibits are filed or furnished with or incorporated by reference in this Form 10-Q report:

Exhibit No.

3	Articles of incorporation, amended or otherwise; Bylaws, amended or otherwise

3.1	Restated Articles of Incorporation of Wisconsin Gas Company, as Amended and Restated Effective October 24, 2003.

3.2	Bylaws of Wisconsin Gas Company, as Amended to October 23, 2003.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

A Current Report on Form 8-K dated as of July 25, 2003 was filed by Wisconsin Gas on July 25, 2003 to report that Richard R. Grigg had decided to retire effective March 1, 2004, and relinquished as of July 31, 2003 the titles of President of Wisconsin Electric Power Company and President and Chief Operating Officer of Wisconsin Gas and all directorships with Wisconsin Energy Corporation and its subsidiaries.

No other reports on Form 8-K were filed by Wisconsin Gas during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN GAS COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date: November 5, 2003	Stephen P. Dickson Controller, Chief Accounting Officer and duly authorized officer