Form 10-K
period 2003-12-31
WISCONSIN GAS CO
filed 2004-03-30
CIK 107819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

    Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

    Yes [  ]    No [X]

The aggregate market value of the common equity of Wisconsin Gas Company held by non-affiliates as of June 30, 2003 was zero. All of the common stock of Wisconsin Gas Company is held by WICOR, Inc., a wholly owned subsidiary of Wisconsin Energy Corporation.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (January 31, 2004):

Common Stock, $8.00 Par Value, 1,125 shares outstanding

Documents Incorporated by Reference
None.

Reduced Disclosure Format
The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format.

WISCONSIN GAS COMPANY

FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 2003

TABLE OF CONTENTS
Item	Page
PART I

1. Business ..........................................................................................................................................	3

2. Properties ........................................................................................................................................	8

3. Legal Proceedings ...........................................................................................................................	8

4. Submission of Matters to a Vote of Security Holders .....................................................................	8

Executive Officers of the Registrant .................................................................................................	8

PART II

5. Market for Registrant's Common Equity and Related Stockholder Matters ..................................	9

6. Selected Financial Data ...................................................................................................................	10

7. Management's Discussion and Analysis of Financial Condition and Results of Operations ...............	11

7A.Quantitative and Qualitative Disclosures About Market Risk .......................................................	24

8. Financial Statements and Supplementary Data ...............................................................................	25

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............	48

9A. Controls and Procedures ...................................................................................................................	48
PART III

10. Directors and Executive Officers of the Registrant ........................................................................	48

11. Executive Compensation .................................................................................................................	48

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48

13. Certain Relationships and Related Transactions ..............................................................................	49

14. Principal Accountant Fees and Services .....................................................................................................	49
PART IV

15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..............................................	49

Signatures ...........................................................................................................................................	51

Exhibit Index .......................................................................................................................................	E-1

PART I
ITEM 1.	BUSINESS

INTRODUCTION

Wisconsin Gas Company (Wisconsin Gas, the Company, Our, Us or We) is a Wisconsin corporation and is a wholly-owned subsidiary of WICOR, Inc. (WICOR). On April 26, 2000, WICOR completed an Agreement and Plan of Merger (the Merger) with Wisconsin Energy Corporation (Wisconsin Energy), pursuant to which all of the outstanding common stock of WICOR was acquired by Wisconsin Energy and WICOR became a wholly-owned subsidiary of Wisconsin Energy. We, in turn, became an indirect wholly-owned subsidiary of Wisconsin Energy. Wisconsin Energy has integrated the gas operations and corporate support areas of Wisconsin Electric Power Company (Wisconsin Electric), Wisconsin Energy's wholly-owned electric, gas and steam utility, with Wisconsin Gas. In April 2002, Wisconsin Electric and Wisconsin Gas began doing business under the trade name "We Energies".

In March 2004, WICOR applied to the Public Service Commission of Wisconsin (PSCW) for approval to transfer its current ownership interest in Wisconsin Gas to Wisconsin Energy, which, if approved, is expected to result in us becoming a direct wholly-owned subsidiary of Wisconsin Energy. We expect the PSCW to act on that application in the second quarter of 2004.

We maintain our principal executive offices in Milwaukee, Wisconsin. We are the largest natural gas distribution public utility in Wisconsin, operating throughout Wisconsin. We are subject to the jurisdiction of the PSCW as to various phases of our operations, including rates, service and issuance of long-term securities.

In November 1998, we entered the water utility business by acquiring the water distribution system of a Milwaukee suburb serving about 500 customers. We currently serve approximately 2,600 customers as of December 31, 2003.

General Information About our Business:   Our business is highly seasonal, particularly as to residential and commercial sales of gas for space heating purposes, with a substantial portion of our sales occurring in the winter heating season. The following table sets forth the volumes of natural gas we delivered to our customers. The sales volumes represent quantities we sold and delivered to customers. The volumes shown as transported represent customer-owned gas that we delivered to customers.

	December 31, 2003		December 31, 2002
	Therms	Percent	Therms	Percent
	(Millions)		(Millions)
Customer Class
Residential	492.8	38.4%	471.7	38.3%
Commercial/Industrial Firm	281.6	22.0%	263.9	21.4%
Commercial/Industrial Interruptible	20.7	1.6%	21.9	1.8%

Total Sales	795.1	62.0%	757.5	61.5%
Transported	487.9	38.0%	473.7	38.5%

Total Gas Throughput	1,283.0	100.0%	1,231.2	100.0%

Cautionary Factors:   Certain statements contained herein are "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "may," "intends," "anticipates," "believes," "estimates," "expects," "forecasts," "objectives," "plans," "possible," "potential," "project" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, equity and bond market fluctuations, varying weather conditions, governmental regulation and supervision, as well as other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC), including factors described throughout this document and in "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

UTILITY GAS OPERATIONS

We are authorized to provide retail gas distribution service in designated territories in the state of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities. We also transport customer-owned gas. We are the largest natural gas distribution utility in Wisconsin and operate throughout the state including the City of Milwaukee.

Gas Deliveries

Our gas utility business is highly seasonal due to the heating requirements of residential and commercial customers. Annual gas sales are also impacted by the variability of winter temperatures.

See "Results of Operations" in Item 7 for selected gas operating information by customer class during each of the three years in the period ended December 31, 2003.

We delivered approximately 1,283.0 million therms of gas during 2003, including customer-owned transported gas, a 4.2% increase compared with 2002. As of December 31, 2003, we were transporting gas for approximately 1,090 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 38% of total volumes delivered by us during 2003, 39% during 2002 and 40% during 2001. We had approximately 569,500 customers at December 31, 2003, an increase of approximately 1.4% since December 31, 2002.

Our maximum daily send-out in 2003 was 859,532 dekatherms on January 22, 2003. A dekatherm is equivalent to ten therms or one million British thermal units.

Sales to Large Gas Customers:   We provide gas utility service to a diversified base of industrial customers who are largely within Wisconsin Electric's electric service territory. Major industries served include the paper, food products and fabricated metal products industries.

Gas Deliveries Growth:   We currently forecast our total therm deliveries of natural gas to grow at an annual rate of approximately 0.8% over the five-year period ending December 31, 2008. This forecast reflects a current year weather normalized sales level and assumes moderate growth in the economy of our gas utility service territories.

Competition

Competition in varying degrees exists between natural gas and other forms of energy available to consumers. Many of our large commercial and industrial customers are dual-fuel customers that are equipped to switch between natural gas and alternate fuels. We offer lower-priced interruptible rates and transportation services for these customers to enable them to reduce their energy costs and use gas rather than other fuels. Under gas transportation agreements, customers purchase gas directly from gas marketers and arrange with interstate pipelines and us to have the gas transported to the facilities where it is used. We earn substantially the same margin (difference between revenue and cost of gas) whether we sell and transport gas to customers or only transport their gas.

Our future ability to maintain our present share of the industrial dual-fuel market (the market that is equipped to use gas or other fuels) depends on our success and the success of third-party gas marketers in obtaining long-term and short-term supplies of natural gas at competitive prices compared to other sources and in arranging or facilitating competitively-priced transportation service for those customers that desire to buy their own gas supplies.

Federal and state regulators continue to implement policies to bring more competition to the gas industry. For information concerning proceedings by the PSCW to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7. While the gas utility distribution function is expected to remain a highly regulated, monopoly function, the sales of the natural gas commodity and related services are expected to become increasingly subject to competition from third parties. However, it remains uncertain if and when the current economic disincentives for small customers to choose an alternative gas commodity supplier may be removed such that we begin to face competition for the sale of gas to our smaller firm customers.

Gas Supply, Pipeline Capacity and Storage

We have been able to meet our contractual obligations with both our suppliers and our customers despite periods of severe cold and unseasonably warm weather.

Pipeline Capacity and Storage:   In addition to the Guardian Pipeline that receives gas supply in the Joliet, Illinois market hub, the interstate pipelines serving Wisconsin originate in three major gas producing areas of North America: the Oklahoma and Texas basins, the Gulf of Mexico and western Canada. We have contracted for long-term firm capacity from each of these areas. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of the supply portfolios and that Canada represents an important long-term source of reliable, competitively-priced gas.

Because of the daily and seasonal variations in gas usage in Wisconsin, we have also contracted for substantial underground storage capacity, primarily in Michigan. Storage capacity enables us to manage significant changes in daily demand and to optimize our overall gas supply and capacity costs. We generally inject gas into storage during the spring and summer months and withdraw it in the winter months. As a result, we can contract for less long-line pipeline capacity than would otherwise be necessary and can purchase gas on a more uniform daily basis from suppliers year-round. Each of these capabilities enables us to reduce our overall costs.

We also maintain high deliverability storage in the mid-continent and Southeast production areas, as well as in our market area. This storage capacity is designed to deliver gas when other supplies cannot be delivered during extremely cold weather in the producing areas, which can reduce long-line supply.

We hold firm daily transportation and storage capacity entitlements from pipelines and other service providers under long-term contracts.

Term Gas Supply:   We currently have contracts for firm supplies with terms in excess of 30 days with 10 gas suppliers for gas acquired in the Chicago area hub and in the three producing areas discussed above. The pricing of the term contracts is based upon first of the month indices. Management believes that the volume of gas under contract is sufficient to meet our forecasted firm peak day demand.

Secondary Market Transactions:   Capacity release is a mechanism by which pipeline long-line and storage capacity and gas supplies under contract can be resold in the secondary market. Local distribution companies, such as us, must contract for capacity and supply sufficient to meet the firm peak day demand of their customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to ratepayers, subject to our gas cost incentive mechanism pursuant to which we have an opportunity to share in the cost savings. See "Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters" in Item 7 for information on the gas cost recovery mechanism and gas cost incentive mechanism. During 2003, we continued our active participation in the capacity release market.

Spot Market Gas Supply:   We expect to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. We have supply relationships with a number of sellers from whom we purchase spot gas.

Hedging Gas Supply Prices:   We have PSCW approval to hedge up to 50% of planned flowing gas and storage inventory supply using NYMEX based natural gas options. That approval allows us to pass 100% of the hedging costs (premiums and brokerage fees) and proceeds through our purchase gas adjustment mechanism. Hedge targets (volumes) are provided annually to the PSCW as part of our five-year gas supply plan filing.

To the extent that opportunities develop and our physical supply operating plans will support them, we also have PSCW approval to utilize NYMEX-based natural gas derivatives to capture favorable forward market price differentials. That approval provides for 100% of the related proceeds to accrue to our gas cost recovery (incentive) mechanism.

Guardian Pipeline:   In March 1999, WICOR announced the formation of a joint venture, Guardian Pipeline, L.L.C. (Guardian), to construct the Guardian interstate natural gas pipeline from the Joliet, Illinois market hub to southeastern Wisconsin. The Guardian pipeline is designed to serve the growing demand for natural gas in Wisconsin and Northern Illinois. WICOR, WPS Investments, LLC, an affiliate of WPS Resources Corporation, and an affiliate of Northern Border Partners, LLP have equal co-ownership interests in Guardian. On March 14, 2001, the Federal Energy Regulatory Commission issued a certificate of public convenience and necessity authorizing construction and operation of the Guardian pipeline.

We have no ownership interest in Guardian. We have committed to purchase 650,000 dekatherms per day of capacity on the pipeline and constructed a 35-mile lateral at a cost of approximately $97.5 million to connect our distribution system to the Guardian pipeline. We received final approval to construct and operate the lateral from the PSCW in an order dated July 25, 2001. We began taking delivery of gas supply from the Guardian pipeline in December 2002 through an interconnection point to our distribution system. With construction of the lateral completed in December 2003, we have access to our full contract capacity from the Guardian pipeline.

WATER UTILITY OPERATIONS

To leverage off of operational similarities with our natural gas business, we entered the water utility business in November 1998. As of December 31, 2003, the water utility served approximately 2,600 water customers in the suburban Milwaukee area compared with approximately 2,380 customers at December 31, 2002. We also provide contract services to local municipalities and businesses within our service territory for water system repair and maintenance. During 2003, the water utility had $1.8 million of operating revenues compared with $1.6 million of operating revenues during 2002.

UTILITY RATE MATTERS

See "Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters" in Item 7.

REGULATION

We are subject to the regulation of the PSCW as to retail gas and water rates in the state of Wisconsin, standards of service, issuance of long-term securities, construction of certain new facilities, transactions with affiliates, billing practices and various other matters.

We are also subject to regulations, where applicable, of the United States Environmental Protection Agency (EPA) and the Wisconsin Department of Natural Resources.

Gas Cost Recovery:   Our rates traditionally contain clauses providing for periodic rate adjustments, with PSCW approval, to reflect changes in purchased gas costs, including the recovery of transition costs passed through by pipeline suppliers. See "Transition Cost Recovery Policy" below.

The PSCW approved a new performance-based gas cost recovery mechanism (GCRM) which became effective April 1, 2001. See "Rates and Regulatory Matters" in Item 7.

Transition Cost Recovery Policy:   Interstate pipeline companies have been allowed to pass through to local gas distributors various costs incurred in the transition to FERC Order No. 636. The PSCW has authorized the recovery through customer rates of costs that have been passed through to us. Although no assurance can be given, we believe that any additional future transition costs we incur will also be recoverable from our customers.

Changing Regulatory Environment:   The PSCW has instituted generic proceedings to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the natural gas industry. To date, the PSCW has made a policy decision to deregulate the sale of natural gas in customer segments with workably competitive market choices and has adopted standards for transactions between a utility and its gas marketing affiliates. However, work on deregulation of the gas distribution industry by the PSCW is presently on hold. Currently, we are unable to predict the impact of potential future deregulation on our results of operations or financial position.

ENVIRONMENTAL COMPLIANCE

Environmental Expenditures

For discussion of environmental issues, see "Environmental Matters" in Item 3.

Manufactured Gas Plant Sites

We are reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. See "Note N -- Commitments and Contingencies" in the Notes to Financial Statements in Item 8.

OTHER

Research and Development:   We had immaterial research and development expenditures in the last three years, primarily for improvement of service. Research and development activities include specific projects performed by employees, consultants and contractors, plus sponsorship of research by industry associations.

Employees:   At December 31, 2003, we had 701 total employees of which 567 were represented under labor agreements.

The employees represented under labor agreements were with the following bargaining units as of December 31, 2003.

	Number of Employees	Expiration Date of Current Labor Agreement

Local 2150 of International Brotherhood of Electrical Workers	129	August 15, 2004
Local 7-0018 of Paper, Allied- Industrial Chemical & Energy Workers International Union	203	May 31, 2007
Local 7-0018-1 of Paper, Allied- Industrial Chemical & Energy Workers International Union	225	November 30, 2006
Local 7-0018-2 of Paper, Allied- Industrial Chemical & Energy Workers International Union	10	February 28, 2005

Total	567

ITEM 2. PROPERTIES

We own our principal properties outright except that the major portion of gas utility distribution mains and services are located, for the most part, on or in streets and highways and on land owned by others.

We own a distribution system which included approximately 10,300 miles of distribution and transmission mains on December 31, 2003. Our distribution system consists almost entirely of plastic and coated steel pipe. We own office buildings in certain communities in which we serve, gas regulating and metering stations, peaking facilities and our major service centers, including garage and warehouse facilities.

Where distribution mains and services occupy private property, we in some, but not all, instances have obtained consents, permits or easements for such installations from the apparent owners or those in possession, generally without an examination of title.

ITEM 3.	LEGAL PROCEEDINGS

In addition to those legal proceedings discussed in our reports to the SEC, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of such legal proceedings cannot be predicted with certainty, we believe, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material adverse effect on our financial statements.

ENVIRONMENTAL MATTERS

We are subject to federal, state and certain local laws and regulations governing the environmental aspects of our operations. We believe that, perhaps with immaterial exceptions, our existing facilities are in compliance with applicable environmental requirements.

See "Note N -- Commitments and Contingencies" in the Notes to Financial Statements in Item 8, which is incorporated by reference herein, for a discussion of matters related to certain manufactured gas plant sites.

UTILITY RATE MATTERS

See "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 for information concerning rate matters in the jurisdictions where we do business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2)(c).

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 2003 and positions of our executive officers are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Richard A. Abdoo, Chairman of the Board and Chief Executive Officer of Wisconsin Energy and Chairman of the Board of Wisconsin Electric and Wisconsin Gas, has indicated his intention to retire from all officer and director positions with Wisconsin Energy and its subsidiaries, and to retire as an employee, effective as of April 30, 2004. Gale E. Klappa, currently President of Wisconsin Energy and President and Chief Executive Officer of Wisconsin Electric and Wisconsin Gas, has been appointed to the officer positions held by Mr. Abdoo. Accordingly, effective as of May 1, 2004, Mr. Klappa will hold the titles of Chairman of the Board, President and Chief Executive Officer of Wisconsin Energy, Wisconsin Electric and Wisconsin Gas.

Richard A. Abdoo.  Age 59.

  Wisconsin Energy Corporation - Chairman of the Board and Chief Executive Officer since 1991. President from 1991 to April 2003. Director since 1988.
  Wisconsin Electric Power Company - Chairman of the Board since 1990. Chief Executive Officer from 1990 to July 2003. Director since 1989.
  Wisconsin Gas Company - Chairman of the Board and Director since 2000.

Stephen P. Dickson.  Age 43.

  Wisconsin Energy Corporation - Controller since 2000.
  Wisconsin Electric Power Company - Controller since 2000.
  Wisconsin Gas Company - Controller since 1998.

Gale E. Klappa.  Age 53.

  Wisconsin Energy Corporation - President since April 2003. Director since December 2003.
  Wisconsin Electric Power Company - President and Chief Executive Officer since August 2003. Director since December 2003.
  Wisconsin Gas Company - President and Chief Executive Officer since August 2003. Director since December 2003.
  Southern Company - Executive Vice President, Chief Financial Officer and Treasurer from March 2001 to April 2003. Chief Strategic Officer from October 1999 to March 2001. Southern Company is a public utility holding company serving the southeastern United States.
  Southern Energy, Inc. (now Mirant Corporation) - President of the North American Group and Senior Vice President from December 1998 to October 1999. Mirant is a multi-national energy company that produces and sells electricity.

Allen L. Leverett.  Age 37.

  Wisconsin Energy Corporation - Chief Financial Officer since July 2003.
  Wisconsin Electric Power Company - Chief Financial Officer since July 2003.
  Wisconsin Gas Company - Chief Financial Officer since July 2003.
  Georgia Power Company - Executive Vice President, Treasurer, and Chief Financial Officer from May 2002 to July 2003. Assistant Treasurer from 2000 to 2002. Georgia Power Company is a utility affiliate of Southern Company, which is a public utility holding company serving the southeastern United States.
  Southern Company Services - Vice President and Treasurer from 2000 to 2002. Vice President of Financial Planning and Analysis from 1997 to 2000. Southern Company Services is also an affiliate of Southern Company.

Larry Salustro.  Age 56.

  Wisconsin Energy Corporation - Senior Vice President and General Counsel since 2000.
  Wisconsin Electric Power Company - Senior Vice President and General Counsel since 2000. Vice President -Legal, Regulatory and Governmental Affairs from 1997 to 2000.
  Wisconsin Gas Company- Senior Vice President and General Counsel since 2000.

Certain executive officers also hold offices in other of Wisconsin Energy's subsidiaries.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

WICOR owns all of our issued and outstanding common stock. On April 26, 2000, WICOR became a wholly-owned subsidiary of Wisconsin Energy.

There is no established public trading market for our common stock. There were no dividends paid during 2003, 2002 or 2001 to our sole common stockholder, WICOR. In 2001, we suspended declaration of dividends in order to retain sufficient cash to fund ongoing construction activity.

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to WICOR or Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to WICOR or Wisconsin Energy.

ITEM 6.	SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I(2)(a).

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

INTRODUCTION

Wisconsin Gas Company (Wisconsin Gas or the Company, Our, We or Us), an indirect wholly-owned subsidiary of Wisconsin Energy Corporation (Wisconsin Energy), and the oldest and largest natural gas distribution utility in Wisconsin, is a public utility engaged in the distribution of natural gas throughout Wisconsin. Most of our revenues are derived from natural gas delivered in southeastern Wisconsin.

Acquisition of WICOR, Inc.:   On April 26, 2000, Wisconsin Energy acquired WICOR, Inc. (WICOR) in a business combination that was accounted for as a purchase. WICOR was a diversified utility holding company with utility and non-utility energy subsidiaries as well as pump manufacturing subsidiaries. Following the merger, WICOR and its subsidiaries, including us, became subsidiaries of Wisconsin Energy. In February 2004, Wisconsin Energy announced a planned sale of WICOR to a third party, and one of the conditions of the sale is for Wisconsin Gas to be transferred from WICOR to Wisconsin Energy.

Wisconsin Energy has integrated the gas operations of Wisconsin Electric Power Company (Wisconsin Electric), its wholly-owned electric, gas and steam utility subsidiary, and Wisconsin Gas, as well as many corporate support areas. We believe the transfer of Wisconsin Gas to Wisconsin Energy will facilitate our goal of achieving a legal combination of Wisconsin Gas and Wisconsin Electric.

Cautionary Factors:   Certain statements contained herein are "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "may," "intends," "anticipates," "believes," "estimates," "expects," "forecasts," "objectives," "plans," "possible," "potential," "project" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, equity and bond market fluctuations, varying weather conditions, governmental regulation and supervision, as well as other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC) including factors described throughout this document and below in "Factors Affecting Results, Liquidity and Capital Resources".

CORPORATE STRATEGY

Business Opportunities

We are realizing operating efficiencies through the integration of the operations of Wisconsin Electric and Wisconsin Gas. These operating efficiencies should increase customer satisfaction and reduce operating costs.

RESULTS OF OPERATIONS

EARNINGS

As discussed in Note O to the Financial Statements, the 2002 financial statements have been restated to reflect the cumulative effect of a change in accounting for goodwill. This change resulted in a non-cash charge of $295.0 million to write-down the recorded value of goodwill. The charge associated with this cumulative effect of a change in accounting principle does not have any impact on the financial statements of Wisconsin Energy. This charge is eliminated in consolidation because our goodwill is included in a higher-level reporting unit in the Wisconsin Energy consolidated financial statements; the fair value of the Wisconsin Energy reporting unit that includes Wisconsin Gas exceeds the carrying amount of the reporting unit. Based on our discussions with credit rating agencies, we do not expect the charge to have an effect on our security ratings, as this is a non-cash charge that does not impact our ability to generate cash on an ongoing basis and hence leaves our coverage ratios unaffected. We also do not believe that this charge will impact the revenues we expect to generate from our regulated operations as the recorded goodwill was excluded from the rate setting process.

Gas Operating Revenues, Cost of Gas Sold and Gross Margin

Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. The following table compares our gas utility operating revenues and gross margins (total gas operating revenues less cost of gas sold) during 2003, 2002 and 2001.

Gas Utility Operations	2003	2002	2001

	(Millions of Dollars)

Gas Operating Revenues	$713.1	$528.4	$617.3
Cost of Gas Sold	507.9	334.1	432.6

Gross Margin	$205.2	$194.3	$184.7

2003 vs 2002:   During 2003, gas operating revenues increased by $184.7 million or 35.0%.This increase in revenues is due primarily to a $173.8 million increase in the delivered cost of natural gas, recognition of $3.0 million of increased gas cost incentive revenues under our gas cost recovery mechanism and increased deliveries resulting from colder weather during 2003 compared with 2002. The increase in purchased gas costs is passed on to customers because changes in the cost of gas sold flow through to revenue under the gas cost recovery mechanism.

2002 vs 2001:   During 2002, gas operating revenues decreased by $88.9 million or 14.4% compared to 2001, due to lower delivered gas costs offset in part by increased deliveries resulting from colder winter weather. This decline primarily reflects a decrease in natural gas costs in 2002, which are passed on to customers under the gas cost recovery mechanism.

Gas Gross Margin and Therm Deliveries

The following table compares gas gross margin and therm deliveries during 2003, 2002 and 2001.

	Gross Margin			Therm Deliveries

Gas Operations	2003	2002	2001	2003	2002	2001

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$134.2	$129.4	$121.6	492.8	471.7	437.9
Commercial/Industrial	36.8	34.7	31.1	281.6	263.9	233.3
Interruptible	1.4	1.5	1.3	20.7	21.9	16.8

Total Gas Sold	172.4	165.6	154.0	795.1	757.5	688.0
Transported Gas	25.6	25.2	25.7	487.9	473.7	456.8
Other Operating	7.2	3.5	5.0	-	-	-

Total	$205.2	$194.3	$184.7	1,283.0	1,231.2	1,144.8

Weather - Degree Days (a)
Heating (6,721 Normal)				7,063	6,551	6,338

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

2003 vs 2002:   Gas gross margin totaled $205.2 million in 2003, or a $10.9 million improvement from 2002. This was directly related to a favorable weather-related increase in therm deliveries, especially to residential customers who are more weather sensitive and contribute higher margins per therm than other customer classes. As measured by heating degree days, 2003 was 7.8% colder than 2002 and 5.1% colder than normal. A $3.0 million increase in gas cost incentive revenues during 2003 under our gas cost recovery mechanism also contributed to the increased gross margin between the comparative periods. Total therm deliveries of natural gas increased by 4.2% during 2003, but varied within customer classes. Volume deliveries for the residential and commercial/industrial customer classes increased by 4.5% and 6.7%, respectively, reflecting colder weather.

2002 vs 2001:   Gas gross margin for 2002 totaled $194.3 million, or an increase of $9.6 million from 2001. This increase was primarily due to colder winter weather in 2002, which increased the heating degree days compared to 2001.

Other Items

Operation and Maintenance Expenses

2003 vs 2002:   Other operation and maintenance expenses increased by $13.2 million or 15.8% during 2003 when compared with 2002. The increase was primarily attributable to pension, medical and other benefit costs, which increased by $5.0 million, and a $4.7 million increase in bad debt expenses in large part due to higher gas bills during 2003.

2002 vs 2001:   Other operation and maintenance expenses increased by $9.9 million or 13.5% during 2002 compared with 2001. The most significant change in other operation and maintenance expenses between 2002 and 2001 resulted from higher intercompany costs related to information systems. Prior to August 2001, we utilized our own customer service system. In connection with the merger, in August of 2001, we combined our customer service function with Wisconsin Electric's, which resulted in increased operating and maintenance costs. We also experienced an increase of $3.7 million for employee benefit and pension costs, which were partially offset by cost reduction efforts during 2002.

Depreciation and Amortization Expenses

2003 vs 2002:   Depreciation and amortization expenses decreased slightly during 2003 compared with 2002.

2002 vs 2001:   Depreciation and amortization expenses decreased by $3.9 million during 2002 compared with 2001. This decrease resulted primarily from completion of the amortization of our customer service system as this function is now provided by Wisconsin Electric, with the related cost of the service provided by Wisconsin Electric recognized by us as other operating and maintenance expense.

Goodwill Amortization

2002 vs 2001:   Goodwill amortization expenses decreased by $11.5 million during 2002 due to our adoption on January 1, 2002 of Statement of Financial Accounting Standard (SFAS) 142, which eliminated amortization of goodwill and intangibles with indefinite lives.

Interest Expense

2003 vs 2002:   Interest expense remained relatively unchanged for 2003 compared to 2002.

2002 vs 2001:   Interest expense decreased by $14.8 million or 54.8% during 2002 from 2001 due primarily to intercompany notes, which were reversed in December 2001 pursuant to a Public Service Commission of Wisconsin (PSCW) order. In addition, lower short-term interest rates contributed to reduced interest expense.

Other Income and Deductions

2003 vs 2002:   Other income and deductions increased by $4.9 million in 2003 compared to 2002. This increase is due in part to higher returns of $0.7 million associated with other investments. Also in 2002, we recorded losses on asset sales of $3.2 million.

Income Taxes

Our effective income tax rate was 35.9%, 37.4%, and 55.1% for the three years ended December 31, 2003, 2002 and 2001, respectively. The lower rates in 2003 and 2002 reflect the elimination of goodwill amortization. Amortization of goodwill is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table summarizes our cash flows during 2003, 2002 and 2001:

Wisconsin Gas Company	2003	2002	2001

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$11.7	$26.1	$55.3
Investing Activities	($126.4)	($41.7)	($56.3)
Financing Activities	$114.4	$13.5	($1.5)

Operating Activities

Cash provided by operating activities decreased to $11.7 million during 2003 compared with $26.1 million during the same period in 2002. This decrease was primarily due to an increase in the use of working capital due to higher natural gas prices and higher volumes of natural gas in storage.

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

Investing Activities

During 2003, we invested a total of $126.4 million, an increase of $84.7 million over the prior year, primarily due to costs for construction of the Ixonia natural gas lateral.

During 2002, we had net cash outflows for investing activities of $41.7 million as compared to $56.3 million in 2001. This decrease was directly related to a $12.8 million increase in proceeds from asset sales in 2002. In 2002 and 2001, capital expenditures totaled $53.2 million and $59.9 million, respectively.

Financing Activities

During 2003, we received $114.4 million from financing activities compared with $13.5 million from financing activities during 2002. In December 2003, we sold $125 million of unsecured 5.20% Debentures due December 2015. These securities were issued under an existing $200 million shelf registration statement filed with the SEC. We used the proceeds from the Debentures to repay short-term debt.

During 2002, we received $13.5 million from financing activities compared with using $1.5 million during 2001. This change can be attributed to an increase in short-term borrowings between 2002 and 2001 due to the increase in the cost of natural gas towards the end of 2002 and resulting rise in working capital needs.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

We anticipate meeting our capital requirements during 2004 primarily through internally generated funds, short-term borrowings and existing lines of credit. Beyond 2004, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, through the issuance of debt securities depending on market conditions and other factors.

We have access to the capital markets and have been able to generate funds internally and externally to meet our capital requirements. Our ability to attract the necessary financial capital at reasonable terms is critical to our overall strategic plan. We believe that we have adequate capacity to fund our operations for the foreseeable future through our borrowing arrangements and internally generated cash.

On December 31, 2003, we had approximately $200 million of available unused lines in our bank back-up credit facility. We had approximately $133.1 million of total short-term debt outstanding on such date.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities at December 31, 2003:

Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term

(Millions of Dollars)

$200.0	$ -	$200.0	Jun-2004	364 day

On June 25, 2003, we entered into an unsecured 364 day $200 million bank back-up credit facility to replace a $185 million credit facility that was scheduled to expire on December 10, 2003. The credit facility may be extended for an additional 364 days, subject to lender agreement.

The following table shows our capitalization structure, as restated, at December 31:

Capitalization Structure	2003		2002

	(Millions of Dollars)
Common Equity	$470.5	53.4%	$431.1	59.5%
Long-Term Debt	277.2	31.5%	151.9	20.9%
Short-Term Debt	133.1	15.1%	142.2	19.6%

Total	$880.8	100.0%	$725.2	100.0%

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities by Standard & Poors Corporation (S&P), Moody's Investors Service (Moody's) and Fitch as of December 31, 2003.

	S&P	Moody's	Fitch

Commercial Paper	A-2	P-1	F1
Unsecured Senior Debt	A-	A1	A+

In March 2003, S&P lowered its corporate credit ratings on us from A to A-. S&P lowered its ratings on our senior unsecured debt from A to A-. S&P lowered our short-term ratings from A-1 to A-2. S&P ratings outlook for us is stable.

In October 2003, Moody's lowered our senior unsecured debt rating from Aa2 to A1. Moody's confirmed our P-1 commercial paper ratings. The rating outlook for us is stable.

In October 2003, Fitch lowered our senior unsecured debt rating from AA- to A+. Fitch lowered our commercial paper ratings from F1+ to F1. The rating outlook for us is stable.

We believe these security ratings should provide a significant degree of flexibility in obtaining funds on competitive terms. However, these security ratings reflect the views of the rating agencies only. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.

Capital Requirements

Total capital expenditures are currently estimated to be $72 million during 2004, a decrease of approximately $50 million over 2003 due primarily to completion of construction on the Ixonia lateral project in 2003.

In order to improve the availability of natural gas supplies to the state of Wisconsin, future long-term capital requirements may vary from recent capital requirements. We currently expect capital expenditures to be between $50 million and $75 million per year during the next five years.

Pension Investments:   We have funded our pension and other post-retirement benefit obligations in outside trusts. These investments are subject to the volatility of the stock market and interest rates. During 2003, our pension investments had returns of 24% and during 2002 we had losses of 13%.

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, which may include, from time to time, financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. Our estimated maximum exposure under these agreements is zero as of December 31, 2003.

Contractual Obligations/Commercial Commitments:   We have the following contractual obligations and other commercial commitments as of December 31, 2003:

	Payments Due by Period

Contractual Obligations (a)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(Millions of Dollars)

Long-Term Debt Obligations (b)	$285.0	$ -	$65.0	$ -	$220.0
Other Long-Term Liabilities (c)	382.3	84.5	120.5	79.9	97.4

Total Contractual Obligations	$667.3	$84.5	$185.5	$79.9	$317.4

(a)	The amounts included in the table are calculated using current market prices, forward curves and other estimates. Contracts with multiple unknown variables have been omitted from the analysis.

(b)	Principal payments on our Long-Term Debt.

(c)	Other Long-Term Liabilities under various contracts for the procurement of gas supply and associated transportation.

Our obligations for utility operations have historically been included as part of the rate making process and therefore are generally recoverable from customers.

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

We are exposed to market and other significant risks as a result of the nature of our businesses and the environment in which those businesses operate. Such risks, described in further detail below, include but are not limited to:

Commodity Price Risk:   In the normal course of business, we manage our gas supply costs through a portfolio of short and long-term procurement contracts with various suppliers for the purchase of natural gas.

The PSCW has authorized dollar for dollar recovery for the majority of natural gas costs for our gas utility through gas cost recovery mechanisms, which mitigates most of the risk of gas cost variations. For additional information concerning our gas cost recovery mechanism and our commodity price risk program, see "Rates and Regulatory Matters" below.

Gas Costs:   Significant increases in the cost of natural gas affect our gas utility operations. Gas costs have increased significantly because the supply of gas in recent years has not kept pace with the demand for natural gas, which has grown throughout the United States as a result of increased reliance on natural gas-based electric generating facilities. We expect that demand for natural gas will remain high into the foreseeable future and that significant price relief will not occur until additional natural gas is added to the nation's energy supply mix.

Higher gas costs increase our working capital requirements resulting in higher gross receipts taxes in the state of Wisconsin. Higher gas costs combined with poor economic conditions also expose us to greater risks of accounts receivable write-offs as more customers are unable to pay their bills. Our risks related to bad debt expenses associated with non-paying customers have increased because federal and state energy assistance dollars have decreased. See "Rates and Regulatory Matters" below for additional information about recovery in rates of bad debt expense.

As a result of a gas cost recovery mechanism, we receive dollar for dollar recovery for the majority of the cost of natural gas. However, increased natural gas costs increase the risk that customers will switch to alternative fuel sources, which could reduce future gas margins.

Weather:   Our rates are set by the PSCW based upon estimated temperatures which approximate 20-year averages. Our gas revenues are sensitive to the winter heating season. A summary of actual weather in our service territory during 2003, 2002 and 2001, as measured by degree-days, may be found above in "Results of Operations".

Interest Rate Risk:   We have various short-term borrowing arrangements to provide working capital and general corporate funds. We also have variable rate long-term debt outstanding at December 31, 2003. Borrowing levels under such arrangements vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels.

We performed an interest rate sensitivity analysis at December 31, 2003 of our outstanding portfolio of $133.1 million short-term debt with a weighted average interest rate of 1.15%. A one-percentage point change in interest rates would cause our annual interest expense to increase or decrease by approximately $1.3 million before taxes from short-term borrowings.

Marketable Securities Return Risk:   We fund our pension and other post-retirement benefit obligations through various trust funds, which in turn invest in debt and equity securities. Changes in the market price of the assets in these trust funds can affect future pension and other post-retirement benefit expenses. Future contributions to these trust funds can also be affected by changes in the market price of trust fund assets. We expect that the risk of expense and contribution variations as a result of changes in the market price of trust fund assets would be mitigated in part through future rate actions by our utility regulator. However, we are currently operating under a PSCW-ordered, qualified five-year rate restriction period through 2005. For further information about the rate restriction, see "Rates and Regulatory Matters" below.

At December 31, 2003, we held the following total trust fund assets at fair value, primarily consisting of publicly traded debt and equity security investments.

Wisconsin Gas Company	Millions of Dollars

Pension trust funds	$221.3
Other post-retirement benefits trust funds	$71.1

We manage our fiduciary oversight of the pension and other post-retirement plan trust fund investments through a Board-appointed Investment Trust Policy Committee. Qualified external investment managers are engaged to manage the investments. We conduct asset/liability studies periodically through an outside investment advisor. The current study projects long-term, annualized returns of approximately 9%.

Credit Rating Risk:   We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity and energy services contracts and employee benefit plans that could require collateral or termination payments in the event of a credit ratings change to below investment grade. At December 31, 2003, we estimate that the potential payments under such agreements that could result from credit rating downgrades totaled approximately $0.8 million.

Inflationary Risk:   We continue to monitor the impact of inflation, especially with respect to the rising costs of medical plans, in order to minimize its effects in future years through pricing strategies, productivity improvements and cost reductions. Except for continuance of an increasing trend in the inflation of medical costs and the impacts on our medical and post-retirement benefit plans, we have expectations of low-to-moderate inflation. We do not believe the impact of general inflation will have a material effect on our future results of operations.

Economic Risk.   We are exposed to market risks in the regional Midwest economy.

For additional information concerning risk factors, including market risks, see "Cautionary Factors" below.

RATES AND REGULATORY MATTERS

The PSCW regulates retail natural gas and water rates in the state of Wisconsin, while the Federal Energy Regulatory Commission (FERC) regulates interstate gas transportation service rates. Orders from the PSCW can be viewed at http://psc.wi.gov/.

WICOR Merger Order:   As a condition of its March 2000 approval of Wisconsin Energy's acquisition of WICOR, the PSCW ordered a five-year rate restriction period in effect freezing electric and natural gas rates for Wisconsin Electric and us effective January 1, 2001. We may seek biennial rate reviews during the five-year rate restriction period limited to changes in revenue requirements as a result of:

  Governmental mandates; and
  Major gas lateral projects associated with approved natural gas pipeline construction projects.

To the extent that natural gas rates and rules need to be modified during the integration of our gas operations with Wisconsin Electric's, our total gas revenue requirements are to remain revenue neutral under the merger order. In its order, the PSCW found that gas cost recovery mechanisms would not be subject to the five-year rate restriction period and that it was reasonable to allow us to retain efficiency gains associated with the merger. A full rate review will be required by the PSCW for rates beginning in January 2006.

Limited Rate Adjustment Request:   On July 2, 2003, we filed an application with the PSCW for $26.2 million (3.9%) of rate adjustments for anticipated 2004 revenue deficiencies associated with (1)  increased costs linked to changes in Wisconsin's public benefits legislation, and (2) costs for construction of the Ixonia Lateral. Hearings were completed in December 2003 and in February the PSCW approved an annual increase in gas rates of $25.9 million effective March 5, 2004.

Gas Cost Recovery Mechanism:   Our Gas Cost Recovery Mechanism (GCRM) includes an incentive mechanism that provides an opportunity for us to increase or decrease earnings within certain limited ranges as a result of gas acquisition activities and transportation costs. The majority of gas costs are passed through to customers under our existing gas cost recovery mechanism.

In February 2001, the PSCW issued an order authorizing a new GCRM, which became effective in April 2001. Under the new GCRM, gas costs are passed directly to customers through a purchased gas adjustment clause. However, we have the opportunity to increase or decrease earnings by up to approximately 2.5% of our total annual gas costs based upon how closely actual gas commodity and capacity costs compare to benchmarks established by the PSCW.

Commodity Price Risk Programs:   We have commodity risk management programs that have been approved by the PSCW. These programs hedge the cost of natural gas. As gas costs are recovered from customers, changes in the value of the financial instruments do not impact net income. These programs allow us to utilize option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under these programs, we have the ability to hedge up to 50% of our planned flowing gas and storage inventory volumes. The cost of applicable call and put option contracts, as well as gains or losses realized under the contracts, do not affect net income as they are fully recovered under the purchase gas adjustment clause of our gas cost recovery mechanism. In addition, under the Gas Cost Incentive Mechanism, we use derivative financial instruments to manage the cost of gas. The cost of these financial instruments, as well as any gains or losses on the contracts, are subject to sharing under the incentive mechanism.

Bad Debt Expense:   Under escrow accounting we expensed amounts included in rates for bad debt expense. If actual bad debt costs exceeded amounts allowed in rates, such amounts were deferred as a regulatory asset. In October 2002, the PSCW issued an order, which eliminated escrow accounting for bad debts effective October 1, 2002. We expect to collect the escrow amount accumulated at September 30, 2002 of approximately $6.9 million in future rates, but our future bad debt expense will no longer be subject to this separate true-up mechanism.

In 2003, due to a combination of unusually high natural gas prices, the soft economy within our service territories, and limited governmental assistance available to low-income customers, we have seen a significant increase in uncollectible accounts receivable. Because of this, we sent a letter to the PSCW in July 2003 requesting authority to defer for future rate recovery all residential bad debt write-offs during 2003 in excess of amounts included in current annual utility rates. The PSCW approved our request for deferral of 2003 uncollectible accounts receivable effective October 2003. We have deferred approximately $4.7 million in uncollectible accounts receivable as of December 31, 2003. Our annual residential bad debt expense in base rates is approximately $11.3 million.

Ixonia Lateral:   On January 15, 2003, we received from the Wisconsin Department of Natural Resources (WDNR) a Chapter 30 permit to construct the Ixonia Lateral after lengthy negotiations with the WDNR and interested parties. In February 2003, we filed updated cost estimates reflecting additional costs of approximately $14.0 million required by the WDNR permit conditions. In March 2003, the PSCW approved the updated construction cost estimate of $97.5 million. We started construction on the 35-mile Ixonia Lateral in April 2003. We completed construction and placed the Ixonia Lateral in service during December 2003. The Ixonia Lateral provides substantial gas cost savings as well as critical additional pipeline capacity.

Power the Future - Port Washington:   In January 2003, we received a Certificate of Authority from the PSCW authorizing construction of a 16.8 mile gas lateral that will connect the Port Washington Generating Station to the ANR Pipeline. It will also improve reliability for the natural gas distribution system in the area. We received a Chapter 30 wetland permit from the WDNR in July 2003 approving construction of this lateral. The WDNR permitted construction of substantially the entire lateral consistent with the planned route previously approved by the PSCW, with certain exceptions. We have modified the planned route pursuant to the WDNR's request and received the necessary approvals for the modified route. Including the requested changes, the PSCW, approved an updated cost estimate for the project of $41.5 million in November 2003. Construction of the lateral is scheduled to begin in spring 2004 and to be completed by late 2004.

In July and August 2003, two landowners filed separate Petitions for Review in Ozaukee County Circuit Court challenging the Chapter 30 permit issued in July 2003 by the WDNR to us for the Port Washington lateral natural gas pipeline. Further, in September 2003, one of the same landowners filed an additional Petition for Review in Ozaukee County Circuit Court challenging the WDNR's denial of a request for a contested case hearing on the issuance of the Chapter 30 permit. We have reached a settlement with the landowners and the Petitions for Review have been dismissed.

ENVIRONMENTAL MATTERS

Consistent with other companies in the energy industry, we face potentially significant ongoing environmental compliance and remediation challenges related to current and past operations. Specific environmental issues affecting us include but are not limited to remediation of former manufactured gas plant sites.

We are currently pursuing a proactive strategy to manage our environmental issues including the clean-up of former manufactured gas plant sites.

Manufactured Gas Plant Sites:   We are voluntarily reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. For further information, see "Note N -- Commitments and Contingencies" in the Notes to Financial Statements.

INDUSTRY RESTRUCTURING AND COMPETITION

Restructuring in Wisconsin:   The PSCW has instituted generic proceedings to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the natural gas industry. To date, the PSCW has made a policy decision to deregulate the sale of natural gas in customer segments with workably competitive market choices and has adopted standards for transactions between a utility and its gas marketing affiliates. However, work on deregulation of the gas distribution industry by the PSCW is presently on hold. Currently, we are unable to predict the impact of potential future deregulation on our results of operations or financial position.

ACCOUNTING DEVELOPMENTS

New Pronouncements:   In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). This standard requires an enterprise that is the primary beneficiary of a variable interest entity to consolidate that entity. We have determined we do not have any variable interest in unconsolidated entities to consolidate as a result of adoption of FIN 46. In October 2003, the FASB deferred the adoption of FIN 46 for entities commonly referred to as special-purpose entities to the first reporting period ending after December 15, 2003. In December 2003, the FASB revised the effective date for all other types of entities to financial statements for periods after March 15, 2004. We do not anticipate any impact upon adoption of the final phase of Interpretation 46.

The FASB issued FASB Staff Position No. SFAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", (FSP 106-1) that allows sponsors to elect to defer recognition of the effects of the Act. In accordance with FSP 106-1, we elected to defer recognition of the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. See "Note K -- Benefits" in the Notes to Financial Statements in this report for more information.

CRITICAL ACCOUNTING ESTIMATES

Preparation of financial statements and related disclosures in compliance with generally accepted accounting principles (GAAP) requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges and anticipated recovery of costs. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions. In addition, the financial and operating environment also may have a significant effect, not only on the operation of our business, but on our results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies applied have not changed.

The following is a list of accounting policies that are most significant to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments.

Regulatory Accounting:   We operate under rates established by a state regulatory commission, which are designed to recover the cost of service and provide a reasonable return to investors. Developing competitive pressures in the utility industry may result in future utility prices, which are based upon factors other than the traditional original cost of investment. In such a situation, continued deferral of certain regulatory asset and liability amounts on our books, as allowed under Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71), may no longer be appropriate and the unamortized regulatory assets net of the regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings. As of December 31, 2003, we had $51.7 million in regulatory assets and $318.2 million in regulatory liabilities. We continually review the applicability of SFAS 71 and have determined that it is currently appropriate to continue following SFAS 71. See "Note A -- Summary of Significant Accounting Policies" in the Notes to Financial Statements for additional information.

Pension and Other Post-retirement Benefits:   Our reported costs of providing non-contributory defined pension benefits (described in "Note K -- Benefits" in the Notes to Financial Statements) are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension costs are impacted by actual employee demographics (including age, compensation levels, and employment periods), the level of contributions made to plans, and earnings on plan assets. Changes made to the provisions of the plans may also impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

In accordance with SFAS 87, Employers' Accounting for Pensions (SFAS 87), changes in pension obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants.

As of December 31, 2002, approximately 72% of our pension plan assets are invested in equity securities. Remaining plan assets were invested primarily in corporate and government bonds. During 2002, the funded status of our plans fell significantly due to the decline in the value of plan investments and due to the increase in the benefit obligation resulting from a lower discount rate. Our pension plans went from a $84.4 million overfunded status as of December 31, 2001 to a $43.5 million overfunded status as of December 31, 2002. As a result of some of our plans becoming underfunded, we recorded a minimum pension liability of $1.8 million in December 2002. Our regulators have adopted SFAS 87 and 88 for rate making purposes. As such, during 2002 we recorded a corresponding $18.0 million regulatory asset under SFAS 71 (see "Note A -- Summary of Significant Accounting Policies" in the Notes to Financial Statements) representing future pension costs expected to be recoverable in future rates.

As of December 31, 2003 approximately 76% of our pension plan assets were invested in equity securities. Remaining plan assets were invested primarily in corporate and government bonds. During 2003, the funded status of our plans recovered from the 2002 levels, and are $73.1 million overfunded. As a result, we reduced the minimum pension liability in December 2003. We recorded a corresponding $2.5 million regulatory asset under SFAS 71 during 2003 (see "Note A - Summary of Significant Accounting Policies" in the Notes to Financial Statements) representing future pension costs expected to be recoverable in future rates.

The following chart reflects pension plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant.

Pension Plans Actuarial Assumption (a)	Impact on Reported Annual Cost

(Millions of Dollars)

0.5% decrease in discount rate	$0.4

0.5% decrease in rate of return on plan assets	$1.2

(a)	The inverse of the change in the actuarial assumption may be expected to have an approximately similar impact in the opposite direction

In addition to pension plans, we maintain other post-retirement benefit plans which provide health and life insurance benefits for retired employees (described in "Note K -- Benefits" in the Notes to Financial Statements). We account for such plans in accordance with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions (SFAS 106). Our reported costs of providing these post-retirement benefits are dependent upon numerous factors resulting from actual plan experience including employee demographics (age and compensation levels), our contributions to the plans, earnings on plan assets and health care cost trends. Changes made to the provisions of the plans may also impact current and future post-retirement benefit costs. Other post-retirement benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the post-retirement benefit obligation and post-retirement costs. Our other post-retirement benefit plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased other post-retirement costs in future periods. Similar to accounting for pension plans, our regulators have adopted SFAS 106 for rate making purposes.

The following chart reflects other post-retirement benefit plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant.

Other Post retirement Benefit Plans Actuarial Assumption (a)	Impact on Reported Annual Cost

(Millions of Dollars)

0.5% decrease in discount rate	$0.1

0.5% decrease in health care cost trend rate	($0.1)

0.5% decrease in rate of return on plan assets	$0.3

(a)	The inverse of the change in the actuarial assumption may be expected to have an approximately similar impact in the opposite direction

Goodwill and Other Intangible Assets:   As a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective January 1, 2002, we recorded a charge of $295 million reflecting the cumulative effect of changing how we value goodwill. In addition, we are required to perform annual assessments of our goodwill for impairment by applying fair-value-based tests. We determined there was no further impairment at our annual test date in 2003. As of December 31, 2003, we had $146.9 million of goodwill on our balance sheet, which originated in April 2000. The goodwill that was originally recorded on our books reflected the difference between the amount that Wisconsin Energy paid for us and our historical book value. To perform our annual test of goodwill, we are required to make various assumptions including assumptions about our future profitability as compared to published projections for other similar businesses, capital expenditures, discount rate and growth rate. We assess the fair value by considering future discounted cash flows. This analysis is supplemented with a comparison of fair value based on public company trading multiples and merger and acquisition transaction multiples for similar companies. A significant change in these markets or a difference between actual results and our projections could result in an impairment loss related to a decrease in the goodwill asset.

In addition, SFAS 142 required the elimination of goodwill and indefinite-lived intangible asset amortization on January 1, 2002 which resulted in an increase in net income of $11.5 million for 2002. At this time, we are unable to predict whether any other adjustments to goodwill will occur in the future. For further information, see "Note F -- Goodwill" in the Notes to Financial Statements.

Unbilled Revenues:   We record operating revenues when gas is delivered to our customers. However, the determination of gas sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, we estimate the amount of gas delivered to customers since the date of their last meter reading and these estimated volumes are allocated to our customer classes. The unbilled revenue is estimated each month based upon throughput volumes, recorded sales, estimated customer usage by class, weather factors and applicable customer rates. Significant fluctuations in gas demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Total gas operating revenues during 2003 of $713.1 million included unbilled revenues of $61.2 million at December 31, 2003.

CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by us or on our behalf. These statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements or otherwise affect our future results of operations and financial condition include, among others, the following:

  Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related or terrorism-related damage; unplanned maintenance or repairs; unanticipated changes in gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by natural gas suppliers under existing gas supply contracts; environmental incidents; gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territory or operating environment.
  Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; distribution system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; recovery of costs associated with adoption of changed accounting standards; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; or changes in the regulations from the Wisconsin Department of Natural Resources related to the siting approval process for new pipeline construction.
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
  Factors affecting the availability or cost of capital such as: changes in interest rates and other general capital market conditions; our capitalization structure; market perceptions of the utility industry or us; or security ratings.
  Federal, state or local legislative factors such as changes in tax laws or rates; changes in trade, monetary and fiscal policies, laws and regulations; gas industry restructuring initiatives; changes in environmental laws and regulations; or changes in allocation of energy assistance, including state public benefits funds.
  Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board.
  Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.
  Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publicly disseminated written documents.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report for information concerning potential market risks to which we are exposed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN GAS COMPANY
INCOME STATEMENTS
Year Ended December 31

		As restated
		see Note O
	2003	2002	2001

	(Millions of Dollars)

Operating Revenues	$714.8	$530.0	$618.5

Operating Expenses
Cost of gas sold	507.9	334.1	432.6
Operations and maintenance	96.7	83.5	73.6
Depreciation and amortization	37.4	37.9	41.8
Goodwill amortization	-	-	11.5
Property and revenue taxes	5.7	6.7	6.1

Total Operating Expenses	647.7	462.2	565.6

Operating Income	67.1	67.8	52.9

Interest Expense	12.0	12.2	15.5
Interest Expense - WICOR	-	-	11.5

Total Interest Expense	12.0	12.2	27.0
Other (Income) Deductions, net	(2.3)	2.6	1.6

Income Before Income Taxes and the	57.4	53.0	24.3
Cumulative Effect of Change in Accounting Principle

Income Taxes	20.6	19.8	13.4

Income Before the Cumulative
Effect of Change in Accounting Principle	36.8	33.2	10.9

Cumulative Effect of Change in
Accounting Principle, Net of Tax	-	(295.0)	-

Net Income (Loss)	$36.8	($261.8)	$10.9

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
BALANCE SHEETS
December 31

ASSETS
		As restated
		see Note O
	2003	2002

	(Millions of Dollars)

Property, Plant and Equipment	$1,043.2	$972.5
Accumulated depreciation	(370.2)	(396.6)

Net Property, Plant and Equipment	673.0	575.9

Current Assets
Cash and cash equivalents	1.1	1.4
Accounts receivable, net of allowance for
doubtful accounts of $21.3 and $19.5	86.7	83.9
Accrued revenues	61.2	60.3
Materials, supplies and inventories	105.2	64.4
Prepaid taxes	18.9	9.3
Deferred income taxes - current	13.9	16.1
Other	2.8	1.9

Total Current Assets	289.8	237.3

Deferred Charges and Other Assets
Goodwill, net	146.9	146.9
Prepaid pension costs	200.8	174.1
Prepaid postretirement benefits	33.1	32.2
Regulatory assets	51.7	57.3
Other	16.4	13.8

Total Deferred Charges and Other	448.9	424.3

Total Assets	$1,411.7	$1,237.5

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
BALANCE SHEETS
December 31

CAPITALIZATION AND LIABILITIES
		As restated
		see Note O
	2003	2002

	(Millions of Dollars)

Capitalization
Common equity	$470.5	$431.1
Long-term debt	277.2	151.9

Total Capitalization	747.7	583.0

Current Liabilities
Short-term debt	133.1	142.2
Accounts payable	60.9	63.5
Accounts payable - affiliated companies, net	10.7	16.4
Refundable gas costs	4.9	3.5
Accrued payroll and benefits	5.7	7.5
Other	8.2	4.5

Total Current Liabilities	223.5	237.6

Deferred Credits and Other Liabilities
Regulatory liabilities	318.2	168.8
Cost of removal obligations	-	154.1
Deferred income taxes - long term	91.4	65.5
Environmental remediation costs	7.2	3.1
Accumulated deferred investment tax credits	4.2	4.6
Other	19.5	20.8

Total Deferred Credits and Other Liabilities	440.5	416.9

Commitments and Contingencies (Note N)	-	-

Total Capitalization and Liabilities	$1,411.7	$1,237.5

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
STATEMENTS OF CASH FLOWS
Year Ended December 31

		As restated
		see Note O
	2003	2002	2001

	(Millions of Dollars)

Operating Activities
Net income (Loss)	$36.8	($261.8)	$10.9
Reconciliation to cash
Cumulative effect of change in accounting principle	-	295.0	-
Depreciation and amortization	39.5	39.8	56.9
Net pension and other
postretirement benefit income	(7.4)	(11.4)	(12.8)
Deferred income taxes and investment tax credits, net	26.1	1.2	35.5
Change in:
Accounts receivable and accrued revenues	(3.7)	(54.7)	95.0
Inventories	(40.8)	5.2	(9.7)
Other current assets	(0.8)	(1.7)	35.3
Accounts payable	(8.3)	24.0	(65.0)
Prepaid and accrued taxes	(9.6)	9.9	(32.5)
Refundable gas costs	1.4	3.3	(40.6)
Other assets and liabilities	(21.5)	(22.7)	(17.7)

Cash Provided by Operating Activities	11.7	26.1	55.3

Investing Activities
Capital expenditures	(121.7)	(53.2)	(59.9)
Proceeds from assets sales	-	12.8	-
Other	(4.7)	(1.3)	3.6

Cash Used in Investing Activities	(126.4)	(41.7)	(56.3)

Financing Activities
Issuance of long-term debt	125.0	-	-
Change in short-term debt	(9.1)	13.5	(1.4)
Other	(1.5)	-	(0.1)

Cash Provided by (Used in) Financing Activities	114.4	13.5	(1.5)

Change in Cash and Cash Equivalents	(0.3)	(2.1)	(2.5)

Cash and Cash Equivalents at Beginning of Year	1.4	3.5	6.0

Cash and Cash Equivalents at End of Year	$1.1	$1.4	$3.5

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$11.5	$13.4	$27.6
Income taxes (net of refunds)	$3.8	$11.4	$18.4

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
STATEMENTS OF CAPITALIZATION
December 31
		As restated
		see Note O
	2003	2002

	(Millions of Dollars)
Common Equity (see Statements of Common Equity)
Common stock, $8 par value, authorized 5,000,000
shares, 1,125 shares outstanding	$ -	$ -
Other paid-in capital	677.2	676.1
Retained earnings deficit	(206.9)	(243.7)
Accumulated other comprehensive income (loss)	0.2	(1.3)

Total Common Equity	470.5	431.1

Preferred Stock
$.01 par value, authorized 3,000,000 shares; none outstanding	-	-

Total Preferred Stock	-	-

Long-Term Debt
6-3/8% Notes due 2005	65.0	65.0
5-1/2% Notes due 2009	50.0	50.0
6.60% Debentures due 2013	45.0	45.0
5.20% Debentures due 2015	125.0	-
Unamortized debt discount - Merger adjustment	(6.4)	(7.9)
Unamortized debt discount and expense	(1.4)	(0.2)

Total Long-Term Debt	277.2	151.9

Total Capitalization	$747.7	$583.0

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
STATEMENTS OF COMMON EQUITY

				Accumulated
			Retained	Other
	Common	Other Paid	Earnings	Comprehensive
	Stock	In Capital	(Deficit)	Income (loss)	Total

	(Millions of Dollars)

Balance - December 31, 2000	$ -	363.6	(6.4)	(0.3)	356.9
Net income			10.9		10.9
Other comprehensive income (loss)
Unrealized gain on derivatives
qualified as hedges:
Unrealized gains due to cumulative
effect of change in accounting
priciple, net of tax				3.0	3.0
Reclassification adjustment for
	losses included in net income, net of tax			(3.0)	(3.0)
Other unrealized gains arising
during period, net of tax				0.4	0.4

Comprehensive income					11.3
Reversal of special dividends (see Note E)		305.0	-		305.0
Adjustment (see Note E)			13.6		13.6
Tax benefit of exercised stock options
allocated from Wisconsin Energy	-	4.2	-	-	4.2

Balance - December 31, 2001	-	672.8	18.1	0.1	691.0
Net income (loss) restated (See Note O)			(261.8)		(261.8)
Unrealized hedging loss				(1.4)	(1.4)

Comprehensive income (loss)					(263.2)
Other		3.3			3.3

Balance - December 31, 2002 restated	-	676.1	(243.7)	(1.3)	431.1
Net income			36.8		36.8
Unrealized hedging loss				1.5	1.5

Comprehensive income					38.3
Tax benefit of exercised stock options
allocated from Wisconsin Energy		1.1			1.1

Balance - December 31, 2003	$ -	$677.2	($206.9)	$0.2	$470.5

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY

NOTES TO FINANCIAL STATEMENTS

A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General:   The financial statements include the accounts of Wisconsin Gas Company (Wisconsin Gas or the Company, Our, We or Us), an indirect wholly-owned subsidiary of Wisconsin Energy Corporation (Wisconsin Energy), the oldest and largest natural gas distribution utility in Wisconsin. We are a public utility engaged in the distribution of natural gas throughout Wisconsin. Most of our revenues are derived from gas delivered in southeastern Wisconsin. In addition, we operate a water utility.

On April 26, 2000, Wisconsin Energy acquired WICOR, Inc. (WICOR) in a business combination that was accounted for as a purchase. WICOR was a diversified utility holding company with utility and non-utility energy subsidiaries as well as pump manufacturing subsidiaries. Wisconsin Energy's purchase price for us was allocated down to our financial statements. Following the merger, WICOR and its subsidiaries, including us, became subsidiaries of Wisconsin Energy. In February 2004, Wisconsin Energy announced a planned sale of WICOR to a third party, and one of the conditions of the sale is for Wisconsin Gas to be transferred from WICOR to Wisconsin Energy.

Wisconsin Energy has integrated the gas operations of Wisconsin Electric Power Company (Wisconsin Electric), its wholly-owned electric, gas and steam utility subsidiary, and Wisconsin Gas, as well as many corporate support areas. We believe the transfer of Wisconsin Gas to Wisconsin Energy will facilitate our goal of achieving a legal combination of Wisconsin Gas and Wisconsin Electric.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications:   Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

The most significant reclassifications relate to the reporting of accumulated costs of removal which are non-legal retirement obligations accrued prior to January 1, 2003. Previously, these costs were included as components of accumulated depreciation.

Gas Distribution Revenues and Purchased Gas Costs:   Utility revenues are recognized on the accrual basis and include estimated amounts for service rendered but not billed.

Our rate schedules contain provisions, which permit, subject to the sharing mechanism discussed below, the recovery of actual purchased gas costs incurred. The difference between actual gas costs incurred (adjusted for the sharing mechanism) and costs recovered through rates is deferred as a current asset or liability. The deferred balance is returned to or recovered from customers at intervals throughout the year and any residual balance at the annual October 31 reconciliation date is subsequently refunded to or recovered from customers.

The Public Service Commission of Wisconsin (PSCW) approved a performance-based gas cost recovery mechanism (GCRM) which was in effect for three years beginning November 1, 1997 and expiring October 31, 2000. With the post-2000 replacement GCRM under review, the PSCW subsequently authorized an extension of the then existing GCRM commencing November 1, 2000, through March 31, 2001. Under the initial GCRM, various portions (e.g. commodity costs) of our total cost of gas were measured against pre-determined benchmarks. If at the end of each GCRM year the benchmark related cost savings/overruns exceeded 1.5% of the total cost of gas, we would share 50/50 in the savings/overruns. Sharing of savings/overruns was limited to up to 2.5% of the total cost of gas. As such, the GCRM provides an opportunity for our earnings to increase or decrease on a limited basis as the result of gas supply activities. The replacement GCRM which was effective April 1, 2001 included various cost benchmark modifications and the broadening of the sharing mechanism such that sharing of savings/overruns commence at 1.0% and conclude at 6.0% of the total cost of gas. Our retail gas rates include monthly adjustments, which permit the recovery or refund of actual purchased gas costs. Consistent with the purchased gas adjustment rate schedule, sales of excess gas supplies or pipeline capacity to third parties is reported as a reduction in cost of gas sold.

Property and Depreciation:   We record utility property, plant and equipment at cost. Cost includes material, labor, overhead and allowance for funds used during construction. Additions to and significant replacements of property are charged to property, plant and equipment at cost; minor items are charged to maintenance expense. The cost of depreciable utility property less salvage value is charged to accumulated depreciation when property is retired.

We collect future removal costs in our rates for many assets that do not have an associated legal asset retirement obligation. We record a liability on our balance sheet for the estimated amounts we have collected in rates for future removal costs less amounts we have spent in removal activities. This liability was $162.8 million as of December 31, 2003 and is classified as a regulatory liability. The December 31, 2002 liability of approximately $154.1 million was classified in Cost of Removal Obligations.

We include capitalized software costs associated with regulated operations in the caption "Property, Plant and Equipment" on the Balance Sheet. As of December 31, 2003 and 2002, capitalized software costs totaled $1.8 million and $2.6 million, respectively. The estimated useful lives are 2 to 5 years for software.

Our utility depreciation rates are certified by the state regulatory commission and include estimates for salvage value and removal costs. Depreciation as a percent of average depreciable utility plant was 4.1% in 2003, 4.2% in 2002 and 4.5% in 2001.

Allowance For Funds Used During Construction:   Allowance for funds used during construction (AFUDC) is included in utility plant accounts and represents the cost of borrowed funds used during construction and a return on stockholders' capital used for construction purposes. In the Income Statements, the cost of borrowed funds (AFUDC-debt) is included as an offset to interest expense and the return on stockholders' capital (AFUDC-equity) is an item of other income.

As approved by the PSCW, we are allowed to accrue AFUDC on specific large construction projects at a rate of 10.32%.

Materials, Supplies and Inventories:   Inventory at December 31 consists of:

Materials, Supplies and Inventories	2003	2002

	(Millions of Dollars)
Natural Gas in Storage	$100.1	$59.3
Materials and Supplies	5.1	5.1

Total	$105.2	$64.4

Substantially all materials and supplies and natural gas in storage inventories are priced using the weighted-average method of accounting.

Goodwill and Long-Lived Assets:   Goodwill represents the excess of acquisition costs over the fair value of the net assets of acquired businesses and has been amortized through 2001 on a straight-line basis over its estimated life, which was 40 years. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142) which eliminated the annual amortization of goodwill. For further information, see Notes F and O.

Regulatory Accounting:   We account for our regulated operations in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). This statement sets forth the application of generally accepted accounting principles to those companies whose rates are determined by an independent third-party regulator. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the rate making process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. We defer all of our regulatory assets pursuant to specific rate orders or by a generic order issued by our primary regulator. We expect to recover our outstanding regulatory assets in rates over a period of no longer than 20 years. As of December 31, 2003, we had approximately $0.5 million of regulatory assets that were not earning a return. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities).

Our regulatory assets and liabilities at December 31 consist of:

Regulatory Assets	2003	2002

	(Millions of Dollars)

Post-retirement benefit costs	$22.8	$25.6
Bad debt costs	10.6	7.0
Environmental costs	6.9	2.9
Unrecognized pension costs (See Note K)	2.5	18.0
Deferred income tax related (See Note D)	0.5	0.9
Other, net	8.4	2.9

Total Regulatory Assets	$51.7	$57.3

Regulatory Liabilities	2003	2002

	(Millions of Dollars)

Cost of removal obligations	$162.8	$ -
Deferred pension - income	82.8	90.1
Deferred post-retirement medical income	45.4	49.4
Income tax related (See Note D)	8.8	10.5
Long-term debt adjustment	6.4	7.9
Other, net	12.0	10.9

Total Regulatory Liabilities	$318.2	$168.8

We recorded a minimum pension liability in 2003 and in 2002 to reflect the funded status of our pension plans (see Note K). We concluded that substantially all of the unrecognized pension costs resulting from the recognition of our minimum pension liability qualify as a regulatory asset. As a result, we recognized a pre-tax regulatory asset in the amount of $2.5 million and $18.0 million associated with our minimum pension liability as of December 31, 2003 and 2002, respectively.

Consistent with a generic order from and past rate-making practices of the PSCW, we defer as a regulatory asset costs associated with the remediation of former manufactured gas plant sites. As of December 31, 2003, we have recorded $6.9 million of environmental costs associated with manufactured gas plant sites as a regulatory asset, including $0.5 million of deferrals for actual remediation costs incurred and a $6.4 million accrual for estimated future site remediation (See Note N). We expect to include total actual remediation costs incurred in our next rate case at which time we would begin amortizing these costs over the following five years.

As of December 31, 2003, we have deferred a regulatory asset of approximately $10.6 million related to uncollectible accounts receivable. Prior to 2002, we expensed bad debt costs to the extent that such costs were included in rates. If actual bad debt costs exceeded amounts allowed in rates, we escrowed the excess costs as a deferred regulatory asset for recovery in a future rate case. In October 2002, the PSCW issued an order which prospectively eliminated escrow accounting for our bad debts effective October 1, 2002. We expect to collect the escrowed balance of bad debts accumulated as of September 30, 2002 in future rates. However, our future bad debt expense will no longer be subject to this separate true-up mechanism. In 2003, due to a combination of unusually high natural gas prices, the soft economy within our utility service territories, and limited governmental assistance available to low-income customers, we experienced a significant increase in uncollectible accounts receivable. As a result, in October 2003 the PSCW approved our request for deferral of 2003 uncollectible accounts receivable in excess of amounts included in existing annual utility rates.

In connection with Wisconsin Energy's acquisition of WICOR, we recorded the funded status of the Wisconsin Gas pension and post-retirement medical plans at fair value at the acquisition date. Due to the expected regulatory treatment of these items, we recorded a regulatory asset (Post-retirement benefit costs) and a regulatory liability (Deferred pension - income) that is being amortized over an average remaining service life of 15 years ending 2015.

Derivative Financial Instruments:   We have derivative physical and financial instruments as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). However use of financial instruments is limited. For further information, see Notes I and J.

Statement of Cash Flows:   Cash and cash equivalents include marketable debt securities acquired three months or less from maturity.

Restrictions:   Various financing arrangements and regulatory requirements impose certain restrictions on the ability of Wisconsin Gas to transfer funds to WICOR or Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to WICOR or Wisconsin Energy.

Income Taxes:   We are a wholly-owned subsidiary of WICOR who in turn is a wholly-owned subsidiary of Wisconsin Energy. Our income and expense are included in the consolidated Federal income tax return of Wisconsin Energy. Wisconsin Energy allocates Federal current tax expense or credits to us based on our respective separate tax computation.

Investment tax credits related to regulated utility assets are recorded as a deferred credit on the balance sheet and amortized to income over the applicable service lives of related properties in accordance with regulatory treatment.

Wisconsin Energy allocates the tax benefit of stock options exercised to us to the extent the option holder's payroll cost was incurred by us. We record the allocated tax benefit as an addition to paid in capital.

B -- RECENT ACCOUNTING PRONOUNCEMENTS

Variable Interest Entities:   In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, Consolidation of Variable Interest Entities. This standard requires an enterprise that is the primary beneficiary of a variable interest entity to consolidate that entity. The Interpretation was to be applied to any existing interests in variable interest entities beginning in the third quarter of 2003. In October 2003, the FASB deferred the adoption of FIN 46 for all entities to the first reporting period ending after December 15, 2003. We have determined we do not have any variable interest in unconsolidated entities to consolidate as a result of adoption of FIN 46.

Derivative Instruments:   We adopted SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective July 1, 2003. SFAS 149, which was issued by FASB in April 2003, amends Statement 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process and other FASB projects dealing with financial instruments. See Note I for further information.

Pension and Other Post-retirement Benefit Plans:   We adopted SFAS 132R, Employers' Disclosures about Pensions and Other Post-retirement Benefits, in December 2003. SFAS 132R, which was issued by FASB in December 2003, replaces existing FASB disclosure requirements for defined benefit plans. In addition to expanded annual disclosures, the FASB is requiring companies to report the various elements of pension and other post-retirement benefit costs on a quarterly basis (See Note K).

C -- ASSET SALES

During the second quarter of 2002, we completed asset sales with net proceeds of $12.0 million. These sales included our former main office building in Milwaukee and the sale of Leasing Services, an unregulated division of ours.

D -- INCOME TAXES

We follow the liability method in accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in our financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. Tax credits associated with regulated operations are deferred and amortized over the life of the assets.

The following table is a summary of income tax expense for each of the years ended December 31:

Income Tax Expense	2003	2002	2001

	(Millions of Dollars)

Current tax expense	($5.5)	$18.6	($22.1)
Deferred income taxes, net	26.5	1.6	35.9
Investment tax credit, net	(0.4)	(0.4)	(0.4)

Total Income Tax Expense	$20.6	$19.8	$13.4

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes and preferred dividend as a result of the following:

	2003		2002		2001

		Effective		Effective		Effective
Income Tax Expense	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate

	(Millions of Dollars)

Expected tax at
statutory federal tax rates	$20.1	35.0%	$18.5	35.0%	$8.5	35.0%
State income taxes
net of federal tax benefit	3.0	5.2%	3.0	5.7%	2.0	8.2%
Investment tax credit restored	(0.4)	(0.7%)	(0.4)	(0.8%)	(0.4)	(1.6%)
Amortization of goodwill	-	-	-	-	4.0	16.5%
Other, net	(2.1)	(3.6%)	(1.3)	(2.5%)	(0.7)	(3.0%)

Total Income Tax Expense	$20.6	35.9%	$19.8	37.4%	$13.4	55.1%

The components of SFAS 109 deferred income taxes classified as net current assets and net long-term liabilities at December 31 are as follows:

	Current Assets (Liabilities)		Long-Term Liabilities (Assets)

Deferred Income Taxes	2003	2002	2003	2002

	(Millions of Dollars)

Property-related	$ -	$ -	$47.7	$29.0
Pension benefits	-	-	47.4	32.4
Recoverable gas costs	2.0	1.4	-	-
Uncollectible account expense	6.8	7.5	-	-
Inventory	2.1	3.2	-	-
Employee benefits
and compensation	2.8	3.6	0.5	(3.5)
Other	0.2	0.4	(4.2)	7.6

Total Deferred Income Taxes	$13.9	$16.1	$91.4	$65.5

We have also recorded deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on our revenues (see Note A).

E -- COMMON EQUITY

Due to the merger of Wisconsin Energy and WICOR on April 26, 2000, we applied push down accounting that began a new basis of accounting. Retained earnings reflects earnings after the merger. In addition, the push-down of merger-related adjustments resulted in a corresponding increase in our paid-in capital. In 2000, we declared dividends consisting of $21 million in cash dividends (of which $6.5 million were distributed by the Predecessor out of retained earnings), and $305 million of special dividends, which were funded by our demand notes to WICOR. On December 4, 2001, Wisconsin Gas and Wisconsin Electric entered into a stipulation with the PSCW in which a Consent Order was issued by the PSCW, which among other things reversed the $305 million of intercompany notes, related interest and related dividend transactions.

F -- GOODWILL

We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS 142, goodwill and other intangibles with indefinite lives are no longer subject to amortization. However, goodwill along with other intangibles are subject to new fair value-based rules for measuring impairment, and resulting write-downs, if any, are reflected as a change in accounting principle upon adoption and in operating expense in subsequent periods.

As of result of adopting the new accounting standard SFAS 142, we recorded a charge of $295 million reflecting the cumulative effect of changing how we value goodwill. Prior to the adoption of SFAS 142, we had evaluated impairment by comparing the goodwill balance to future undiscounted cash flows. The charge resulted from a change to a fair value approach from an undiscounted approach to measuring impairment. As background, the goodwill that was originally recorded on our books reflected the difference between the amount that Wisconsin Energy paid for us and our historical book value. As is typical in most acquisitions, a buyer pays a premium for a company because it expects that it will realize synergies as a result of the purchase. However, even though the synergies may benefit other subsidiaries of the buyer, generally accepted accounting principles prohibit allocating goodwill to those other companies. In our instance, through the merged operations of Wisconsin Electric and Wisconsin Gas, both companies are benefiting from synergies; however, Wisconsin Gas has recorded in its separate financial statements the goodwill which represents the premium that was paid for the acquisition.

The following table presents pro forma net income as if SFAS 142 had been adopted at the beginning of fiscal 2001.

Net
2001	Income

(Millions of Dollars)

Reported	$10.9
Goodwill amortization	11.5

Pro forma	$22.4

G -- LONG-TERM DEBT

Debentures and Notes:   At December 31, 2003, the maturities and sinking fund requirements through 2008 and thereafter for the aggregate amount of long-term debt outstanding (excluding obligations under capital leases) were:

(Millions of Dollars)

2004	$ -
2005	65.0
2006	-
2007	-
2008	-
Thereafter	220.0

Total	$285.0

Long-term debt premium or discount and expense of issuance are amortized over the lives of the debt issues and included as interest expense.

In December 2003, we sold $125 million of unsecured 5.20% debentures due December 1, 2015. The proceeds of the offering were used to repay short-term debt.

H -- SHORT-TERM DEBT

Short-term notes payable balances and their corresponding weighted-average interest rates at December 31 consist of:

	2003		2002

		Interest		Interest
Short-Term Debt	Balance	Rate	Balance	Rate

	(Millions of Dollars)

Commercial paper	$133.1	1.15%	$142.2	1.37%

On December 31, 2003, we had approximately $200 million of available unused lines in our bank back-up credit facility. We had approximately $133.1 million of total short-term debt outstanding on such date. Our bank back-up credit facility matures June 2004.

We have entered into various bank back-up credit agreements to maintain short-term credit liquidity which, among other terms, require us to maintain a minimum total funded debt to capitalization ratio of less than 65%.

I -- DERIVATIVE INSTRUMENTS

We follow SFAS 133 as amended by SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective July 1, 2003, which requires that derivative instruments be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

We have a limited number of other financial and physical commodity contracts that are defined as derivatives under SFAS 133 and that qualify for cash flow hedge accounting. These cash flow hedging instruments are comprised of gas futures and basis swap contracts utilized to manage the cost of gas. Changes in the fair market values of these cash flow hedging instruments, to the extent that the hedges are effective at mitigating the underlying commodity risk, are recorded in Accumulated Other Comprehensive Income. At the date the underlying transaction occurs, the amounts in Accumulated Other Comprehensive Income are reported in earnings. The ineffective portion of the derivative's change in fair value is recorded as a regulatory asset or liability immediately as these transactions are part of the purchased gas adjustment.

For the years ended December 31, 2003 and 2002 the amount of hedge ineffectiveness was immaterial. We did not exclude any components of derivative gains or losses from the assessment of hedge effectiveness. The maximum length of time over which we are hedging our exposure to the variability in future cash flows of forecasted transactions as of December 31, 2003 was four months and as of December 31, 2002 was two months.

J -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of certain of our recorded financial instruments at December 31 are as follows:

	2003		2002

	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value

	(Millions of Dollars)
Long-term debt including
current portion	$277.2	$287.6	$151.9	$168.7

The carrying value of cash and cash equivalents, net accounts receivable, accounts payable and short-term borrowings approximates fair value due to the short-term nature of these instruments. The fair value of our long-term debt, including the current portion of long-term debt, is estimated based upon quoted market value for the same or similar issues or upon the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the issuing company's bond rating and the present value of future cash flows. The fair values of gas commodity instruments are equal to their carrying values as of December 31, 2003.

K -- BENEFITS

Pensions and Other Post-retirement Benefits:   We have funded and unfunded noncontributory defined benefit pension plans that together cover substantially all of our employees. The plans provide defined benefits based upon years of service and final average salary.

We also have other post-retirement benefit plans covering substantially all of our employees. The health care plans are contributory with participants' contributions adjusted annually; the life insurance plans are noncontributory. The accounting for the health care plans anticipates future cost-sharing changes to the written plans that are consistent with our expressed intent to maintain the current cost sharing levels. The post-retirement health care plans include a limit on our share of costs for recent and future retirees. We use a year end measurement date for all of our pension and other post-retirement benefit plans.

			Other Post-retirement
	Pension Benefits		Benefits

Status of Benefit Plans	2003	2002	2003	2002

	(Millions of Dollars)
Change in Benefit Obligation
Benefit Obligation at January 1	$139.7	$130.5	$66.6	$53.7
Service cost	3.1	2.9	0.4	0.4
Interest cost	9.3	9.1	4.5	4.3
Plan amendments	0.5	(1.3)	5.1	2.3
Actuarial loss	0.9	4.2	0.5	10.1
Benefits paid	(5.3)	(5.7)	(4.2)	(4.2)

Benefit Obligation at December 31	$148.2	$139.7	$72.9	$66.6

Change in Plan Assets
Fair Value at January 1	$183.2	$214.9	$59.2	$66.5
Actual earnings (loss) on plan assets	42.8	(26.6)	12.8	(6.0)
Employer contributions	0.6	0.6	3.3	2.9
Benefits paid	(5.3)	(5.7)	(4.2)	(4.2)

Fair Value at December 31	$221.3	$183.2	$71.1	$59.2

Funded Status of Plans
Funded status at December 31	$73.1	$43.5	($1.8)	($7.4)
Unrecognized
Net actuarial loss	122.6	142.1	28.4	37.5
Prior service cost	(0.5)	(1.1)	6.6	2.1
Net transition (asset) obligation	-	-	22.8	25.6

Net Asset (Accrued Benefit Cost)	$195.2	$184.5	$56.0	$57.8

Amounts recognized in the Balance Sheet consist of:
Prepaid benefit cost	$200.8	$174.1	$33.2	$32.2
Accrued benefit cost	(8.1)	(7.6)	-	-
Regulatory asset (See Note A)	2.5	18.0	22.8	25.6

Net amount recognized at end of year	$195.2	$184.5	$56.0	$57.8

The accumulated benefit obligation for all of our defined benefit plans was $136.3 million and $134.1 million at December 31, 2003 and 2002, respectively.

Information for pension plans with an accumulated benefit obligation in excess of the fair value of assets are as follows:

	2003	2002

	(Millions of Dollars)

Projected benefit obligation	$8.1	$6.7
Accumulated benefit obligation	$8.1	$6.7
Fair value of plan assets	$ -	$ -

Additional Information	2003	2002

	(Millions of Dollars)

Increase (decrease) in minimum liability included in regulatory assets	($1.8)	$1.8

The components of net periodic pension and other post-retirement benefit costs are:

				Other Post-retirement
	Pension Benefits			Benefits

Benefit Plan Cost Components	2003	2002	2001	2003	2002	2001

	(Millions of Dollars)
Net Periodic Benefit Cost (Income)
Service cost	$3.1	$2.9	$3.1	$0.4	$0.4	$0.3
Interest cost	9.3	9.1	9.8	4.5	4.2	3.8
Expected return on plan assets	(22.4)	(23.4)	(23.9)	(5.0)	(5.7)	(6.1)
Amortization of:
Prior service cost	(0.1)	(0.1)	-	0.6	0.2	-
Actuarial loss (gain)	0.3	0.1	0.2	1.9	0.9	-

Net Periodic Benefit Cost (Income)	($9.8)	($11.4)	($10.8)	$2.4	$ -	($2.0)

Weighted-Average assumptions used to
determine benefit obligations at Dec 31
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Rate of compensation increase	4.5 to	4.5 to	4.5 to	4.5 to	4.5 to	4.5 to
	5.0	5.0	5.0	5.0	5.0	5.0
Weighted-Average assumptions used to
determine net cost for year ended Dec 31
Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Expected return on plan assets	9.0	9.0	9.0	9.0	9.0	9.0
Rate of compensation increase	4.5 to	4.5 to	4.5 to	4.5 to	4.5 to	4.5 to
	5.0	5.0	5.0	5.0	5.0	5.0
Assumed health care cost trend rates at Dec 31
Health care cost trend rate assumed for
next year	N/A	N/A	N/A	10	10	9
Rate that the cost trend rate gradually
declines to	N/A	N/A	N/A	5	5	5
Year that the rate reaches the rate it is
assumed to remain at	N/A	N/A	N/A	2009	2008	2007

The expected long-term rate of return on plan assets was 9% in 2003, 2002 and 2001. This return expectation on plan assets was determined by reviewing actual pension historical returns as well as calculating expected total trust returns using the weighted average of long-term market returns for each of the asset categories utilized in the pension fund.

Other Post-retirement Benefits Plans:   We use Employees' Benefit Trusts to fund a major portion of other post-retirement benefits. The majority of the trusts' assets are mutual funds or commingled indexed funds.

Effective January 1, 1992, post-retirement benefit costs have been calculated in accordance with SFAS 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions, and are recoverable from our utility customers. We have recorded a deferred regulatory asset, which is being amortized over a twenty-year period effective January 1, 1992, for the cumulative difference between the amount funded and SFAS 106 post-retirement expense through January 1, 1992.

The assumed health care cost trend rate for 2004 is at 10% for all plan participants decreasing gradually to 5% in 2008 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

	(Millions of Dollars)
Effect on
Post-retirement benefit obligation	$2.2	($2.1)
Total of service and interest cost components	$0.2	($0.1)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit program under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

In general, accounting rules require that changes in relevant laws and government benefit programs be considered in measuring post-retirement benefit costs and the Accumulated Post-retirement Benefit Obligation (APBO). However, certain accounting issues raised by the Act - in particular, how to account for the federal subsidy - are not explicitly addressed by FASB Statement 106. In addition, significant uncertainties exist for a plan sponsor both as to the direct effects of the Act and its ancillary effects on plan participant's behavior and health care costs.

The FASB issued FASB Staff Position (FSP) No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", (FSP 106-1) that allows sponsors to elect to defer recognition of the effects of the Act.

In accordance with FSP 106 -1, we elected to defer recognition of the effects of the Act. Accordingly, any measures of the APBO or net periodic post-retirement benefit cost in the financial statements or the accompanying footnotes do not reflect the effects of the Act on the plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information.

Plan Assets:   In our opinion, current pension trust assets and amounts, which are expected to be paid to the trusts in the future will be adequate to meet pension payment obligations to current and future retirees. Our pension plan asset allocation at December 31, 2003 and 2002 and our target allocation for 2004 by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at December 31

Asset Category	2004	2003	2002

Equity Securities	72%	76%	72%
Debt Securities	28%	24%	28%

Total	100%	100%	100%

Wisconsin Energy common stock is not included in equity securities. Investment managers are specifically prohibited from investing in Wisconsin Energy securities or any affiliate of ours except if part of a commingled fund.

The target asset allocation was established by our Board of Directors appointed Investment Trust Policy Committee, which oversees investment matters related to all of our funded benefit plans. Asset allocation is monitored by the Investment Trust Policy Committee and support staff on a monthly basis.

Our other post-retirement benefit plans asset allocation at December 31, 2003 and 2002 and our target allocation for 2004 by asset category are as follows:

Asset Category	Target Allocation	Percentage of Plan Assets at December 31

	2004	2003	2002

Equity Securities	59%	62%	52%
Debt Securities	39%	34%	42%
Other	2%	4%	6%

Total	100%	100%	100%

Wisconsin Energy common stock is not included in equity securities. Investment managers are specifically prohibited from investing in Wisconsin Energy securities or any affiliate of ours except if part of a commingled fund.

The target asset allocation was established by our Board of Directors appointed Investment Trust Policy Committee, which oversees investment matters related to all of our funded benefit plans. Asset allocation is monitored by the Investment Trust Policy Committee and support staff on a monthly basis.

Cash flows:

Employer Contributions	Pension Benefits	Other Post-Retirement Benefits

	(Millions of Dollars)

2002	$0.6	$2.9
2003	0.6	3.3
2004 (Expected)	0.6	3.4

The $0.6 million expected to be contributed to fund pension benefit plans in 2004 is the minimum required by law for all our pension plans.

The entire contribution to the other post-retirement benefit plans during 2004 is discretionary, as the plans are not subject to any minimum regulatory funding requirements. The contribution is expected to be in the form of cash.

Savings Plans:   We sponsor savings plans, which allow employees to contribute a portion of their pretax and/or after tax income in accordance with plan-specified guidelines. Under these plans, we charged $1.1 million, $1.1 million and $1.0 million of matching contributions to expense during 2003, 2002 and 2001, respectively.

L -- GUARANTEES

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. As of December 31, 2003, we have recorded an estimated liability, based on an accrual analysis, of $3 million.

M -- RELATED PARTIES

Guardian Pipeline:   WICOR has a one third ownership interest in Guardian Pipeline, an interstate natural gas pipeline. We have committed to purchase 650,000 dekatherms per day of capacity (approximately 88% of the pipeline's total capacity) under the terms of a 10 year transportation agreement. Guardian began deliveries to us in December 2002.

Other:   Managerial, financial, accounting, legal, data processing and other services may be rendered between associated companies and are billed in accordance with service agreements approved by the PSCW. We had a net payable to associated companies of approximately $10.7 million as of December 31, 2003.

N -- COMMITMENTS AND CONTINGENCIES

Gas Supply:   We have agreements for firm pipeline and storage capacity that expire at various dates through 2012. As of December 31, 2003, the aggregate amount of required payment under such agreements totaled approximately $382.3 million, with required payments of $84.5 million in 2004, $165.4 million for 2005 through 2007, and $132.4 million thereafter. The purchased gas adjustment provisions of our rate schedules permit the recovery of gas costs, including payments for firm pipeline and storage capacity, from our customers subject to the GCRM sharing mechanism.

In June 2003, ANR Pipeline Company (ANR) filed revised tariff sheets with the Federal Energy Regulatory Commission (FERC) under Docket #RP03-529-000 in regard to the assignment of its contract with Dakota Gasification Company (Dakota) which expires in 2009. Under the assignment agreement, ANR has agreed to buy out its obligation under a gas purchase agreement with Dakota and associated transportation capacity, by assigning its purchase obligations and permanently releasing this transportation capacity to BP Canada Energy Marketing Corporation. FERC approved ANR's request to recover $9.5 million in buyout costs through its tariff over a twelve month period beginning September 1, 2003. Based on our contracted quantities with ANR, we anticipate paying approximately $1.1 million toward these buyout costs.

Transportation costs billed to us are being recovered from customers under the purchased gas provisions within our rate schedules.

Capital Expenditures:   Certain commitments have been made in connection with 2004 capital expenditures. During 2004, total capital expenditures are estimated to be approximately $72 million, a decrease of approximately $50 million over 2003, primarily attributable to the completion of the Ixonia Lateral in 2003.

Environmental Matters:   We periodically review our exposure for remediation costs as evidence becomes available indicating that our remediation liability has changed. Given current information, including the following, management believes that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to our financial position or results of operations.

We have a voluntary program of comprehensive environmental remediation planning for former manufactured gas plant sites. We perform ongoing assessments of manufactured gas plant sites previously used by us as discussed below. We are working with the Wisconsin Department of Natural Resources in our investigation and remediation planning. At this time, we cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:   We have completed planned remediation activities at one former manufactured gas plant site. We are investigating or monitoring other sites. We estimate that the future costs for detailed site investigation and future remediation costs may range from $5-$12 million over the next ten years based upon ongoing analysis. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of December 31, 2003, we have established reserves of $6.4 million related to future remediation costs.

The PSCW has allowed Wisconsin utilities, including us, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for such costs to be recovered in rates over five years. As such, we have recorded a regulatory asset for remediation costs not yet recovered in rates.

O -- RESTATEMENT

Subsequent to the issuance of our 2002 financial statements, we determined we had not properly considered all available information in determining our estimate of the fair value of the Company in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." As a result, we restated our goodwill balance and net income for 2002 to reflect a goodwill impairment of $295 million upon the adoption of SFAS 142. The balance sheet and statement of capitalization as of December 31, 2002 and the income statement for the year ended December 31, 2002 have been restated from the amounts previously reported to reflect the impairment of goodwill upon the January 1, 2002 adoption of Statement 142. The table below shows the impact of the restatement on net income for the period impacted:

	Year Ended
	December 31, 2002

	As Previously Reported	As Restated

	(Millions of Dollars)
Income Statement:
Income before cumulative effect of change in accounting principle	$33.2	$33.2
Cumulative effect of change in accounting principle	$ -	($295.0)

Net income (loss)	$33.2	($261.8)

Balance Sheet:
Goodwill	$441.9	$146.9
Total assets (a)	$1,532.5	$1,237.5
Common equity	$726.1	$431.1

(a)	Adjusted for reclassification described in Note A.

P -- QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended (a)

	March		June

(Millions of Dollars)	2003	2002 (b)	2003	2002

Total operating revenues	$316.3	$188.4	$121.6	$94.4
Operating income (loss)	$45.3	$40.9	($3.0)	$5.3
Net income (loss)	$27.0	($272.1)	($3.4)	$1.5

	Three Months Ended (a)

	September		December

	2003	2002	2003	2002

Total operating revenues	$77.6	$56.8	$199.3	$190.4
Operating income (loss)	($7.7)	($7.8)	$32.5	$29.4
Net income (loss)	($5.9)	($6.3)	$19.1	$15.1

(a)	Quarterly results of operations are not directly comparable because of seasonal and other factors.

(b)	The interim financial statements for the quarterly period ended March 31, 2002 have been restated from amounts previously reported in our quarterly reports on Form 10-Q (see Note O).

	Three Months Ended
	March 31, 2002

	As previously reported	As restated

Income Statement:	(Millions of Dollars)

Income before cumulative effect of change in accounting principle	$22.9	$22.9
Cumulative effect of change in accounting principle	$ -	($295.0)
Net income (loss)	$22.9	($272.1)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and the Stockholder of Wisconsin Gas Company:

We have audited the accompanying balance sheets and statements of capitalization of Wisconsin Gas Company as of December 31, 2003 and 2002, and the related statements of income, common equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Wisconsin Gas Company for the year ended December 31, 2001, prior to the addition of the transitional disclosures discussed in Note F, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 5, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Wisconsin Gas Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note F, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets."

As discussed in Note O, the accompanying 2002 financial statements have been restated.

As discussed above, the financial statements of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note F, these financial statements have been revised to include the transitional disclosures required by Statement No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosure in Note F, included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income. In our opinion, the disclosures for 2001 in Note F are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Milwaukee, Wisconsin
March 29, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP in connection with our Annual Report on Form 10-K for the year ended December 31, 2001. This opinion has not been reissued by Arthur Andersen LLP. The balance sheet and statement of capitalization as of December 31, 2001 and the statements of income, common equity and cash flows for the year ended December 31, 1999 referred to in this report have not been included in the accompanying financial statements.

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

In July 2002, the Board of Directors of Wisconsin Energy, upon recommendation of its Audit and Oversight Committee, ended the engagement of Arthur Andersen LLP as our independent public accountants and engaged Deloitte & Touche LLP to serve as our independent auditors for the fiscal year ended December 31, 2002.

The members of the Board of Directors of Wisconsin Energy are also the members of our Board of Directors and, as such, approved the changes with respect to us. For more information, see our current report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2002.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, except as discussed below, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting:   There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, in the first quarter of 2004, we determined we had not properly considered all appropriate available information in determining our estimate of the fair value of the Company in accordance with Statement of Financial Accounting Standards No. 142 at the January 1, 2002 adoption date of that standard. As a result, we restated our 2002 financial statements to reflect the impairment of goodwill upon the January 1, 2002 adoption of Statement 142. Our management has directed that steps be taken to enhance our procedures to ensure we appropriately consider all available information to estimate fair value for our annual goodwill impairment test.

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to General Instruction I(2)(c).

ITEM 11.	EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I(2)(c).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I(2)(c).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I(2)(c).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policy for 2003:   As stated in its charter, our Audit and Oversight Committee is responsible for reviewing and approving, in advance, all audit and non-audit services of the independent auditor. The Committee, which worked in conjunction with Wisconsin Energy's Audit and Oversight Committee, approved the engagement of Deloitte & Touche LLP to audit our financial statements for fiscal 2003, and to provide certain non-audit services to Wisconsin Energy and its subsidiaries, including us, in an amount not to exceed $500,000. The non-audit services pre-approved by the Committee included the annual audit of the various employee benefit plans as required by ERISA, preparation and filing of Form 5500s in connection with the various employee benefit plans, expatriate tax compliance, consultation on international and domestic tax issues, and assistance in international tax compliance. No fees were paid to Deloitte & Touche LLP pursuant to the "de minimus" exception to the pre-approval policy permitted under the Securities and Exchange Act of 1934, as amended.

Fee Table:   The following table shows the fees for professional audit services provided by Deloitte & Touche LLP for the audit of our annual financial statements for fiscal years 2002 and 2003 and fees billed for other services rendered during those periods.

	2003	2002

Audit Fees (1)	$169,483	$105,000
Audit-Related Fees (2)	27,625	16,000
Tax Fees (3)	8,700	--
All Other Fees (4)	--	--

Total	$205,808	$121,000

  Audit Fees:   Fees for the professional services rendered for the audit of our annual financial statements, review of financial statements included in our 10-Q filings, and services normally provided in connection with statutory and regulatory filings or engagements.
  Audit-Related Fees:   Fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This included benefit plan audits and other related services.
  Tax Fees:   Fees for professional services rendered with respect to tax compliance, including preparation of tax returns.
  All Other Fees:   Deloitte & Touche LLP did not provide any services in 2003 or 2002 that should be reported in this category.

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) 1.	FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS INCLUDED IN PART II OF THIS REPORT

Income Statements for the three years ended December 31, 2003.

Balance Sheets at December 31, 2003 and 2002.

Statements of Cash Flows for the three years ended December 31, 2003.

Statements of Common Equity for the three years ended December 31, 2003.

Statements of Capitalization at December 31, 2003 and 2002.

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

A Current Report on Form 8-K, dated as of December 3, 2003 was filed by Wisconsin Gas on December 3, 2003 for the purpose of attaching as an Exhibit a Statement of Computation of Ratio of Earnings to Fixed Charges, to be incorporated by reference into our Registration Statement on Form S-3, File No. 333-107694.

No other reports on Form 8-K were filed by Wisconsin Gas during the quarter ended December 31, 2003.

A Current Report on Form 8-K dated as of February 11, 2004 was filed by Wisconsin Gas on February 11, 2004 to report that Richard A. Abdoo, Chairman of the Board of Wisconsin Gas, has decided to retire effective April 30, 2004 and the Gale E. Klappa, President and Chief Executive Officer of Wisconsin Gas, will assume the positions held by Mr. Abdoo effective May 1, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WISCONSIN GAS COMPANY

By	/s/GALE E. KLAPPA
Date: March 30, 2004	Gale E. Klappa, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
/s/GALE E. KLAPPA	March 30, 2004
Gale E. Klappa, President, Chief Executive Officer
and Director --Principal Executive Officer

/s/ALLEN L. LEVERETT	March 30, 2004
Allen L. Leverett, Chief Financial Officer --
Principal Financial Officer

/s/STEPHEN P. DICKSON	March 30, 2004
Stephen P. Dickson, Controller -- Principal Accounting Officer

/s/RICHARD A. ABDOO	March 30, 2004
Richard A. Abdoo, Director

/s/JOHN F. AHEARNE	March 30, 2004
John F. Ahearne, Director

/s/JOHN F. BERGSTROM	March 30, 2004
John F. Bergstrom, Director

/s/BARBARA L. BOWLES	March 30, 2004
Barbara L. Bowles, Director

/s/ROBERT A. CORNOG	March 30, 2004
Robert A. Cornog, Director

/s/WILLIE D. DAVIS	March 30, 2004
Willie D. Davis, Director

/s/ULICE PAYNE, JR.	March 30, 2004
Ulice Payne, Jr., Director

/s/FREDERICK P. STRATTON, JR.	March 30, 2004
Frederick P. Stratton, Jr., Director

/s/GEORGE E. WARDEBERG	March 30, 2004
George E. Wardeberg, Director

WISCONSIN GAS COMPANY
(Commission File No. 001-07530)

EXHIBIT INDEX
to
Annual Report on Form 10-K
For the year ended December 31, 2003

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to Wisconsin Gas Company. (An asterisk (*) indicates incorporation by reference pursuant to Exchange Act Rule 12b-32.)

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

	2.2*	Amendment to Agreement and Plan of Merger dated as of September 9, 1999. (Exhibit 2.2 to Wisconsin Energy Corporation's Form S-4.)

	2.3*	Second Amendment to Agreement and Plan of Merger dated as of April 26, 2000. (Exhibit 2.3 to Wisconsin Energy Corporation's 4/26/00 Form 8-K (File No. 001-09057).)

3	Articles of Incorporation and By-laws

	3.1*	Wisconsin Gas Company Restated Articles of Incorporation, as Amended and Restated Effective October 24, 2003. (Exhibit 3.1 to Wisconsin Gas Company's 9/30/03 Form 10-Q.)

	3.2*	Wisconsin Gas Company Bylaws, as Amended to October 23, 2003. (Exhibit 3.2 to Wisconsin Gas Company's 9/30/03 Form 10-Q.)

4	Instruments defining the rights of security holders, including indentures

4.1*

Indenture, dated as of September 1, 1990 (the "1990 Indenture"), between Wisconsin Gas Company and Firstar Bank Milwaukee, N.A., Trustee. (Exhibit 4.11 to Wisconsin Gas Company's Form S-3 Registration Statement No. 33-36639.)

	4.2*	Officers' Certificate, dated as of September 15, 1993, setting forth the terms of Wisconsin Gas Company's 6.60% Debentures due 2013. (Exhibit 4.1 to Wisconsin Gas Company's 9/15/93 Form 8-K.)

	4.3*	Officers' Certificate, dated as of November 7, 1995, setting forth the terms of Wisconsin Gas Company's 6-3/8% Notes due 2005. (Exhibit 4 to Wisconsin Gas Company's 11/7/95 Form 8-K.)

Number	Exhibit

	4.4*	Officers' Certificate, dated as of January 21, 1999, setting forth the terms of Wisconsin Gas Company's 5.5% Notes due 2009. (Exhibit 4 to Wisconsin Gas Company's 1/15/99 Form 8-K.)

	4.5	First Supplemental Indenture of Wisconsin Gas Company to the 1990 Indenture, dated as of March 22, 2004.

4.6*

Indenture for Debt Securities of Wisconsin Gas Company (the "Wisconsin Gas Company Indenture"), dated as of December 1, 2003. (Exhibit 4.1 filed with Post-Effective Amendment No. 1 to Wisconsin Gas Company's Registration Statement on Form S-3 (File No. 333-107694), filed December 10, 2003.)

4.7*

Securities Resolution No. 1 of Wisconsin Gas Company under the Wisconsin Gas Company Indenture, dated as of December 3, 2003. (Exhibit 4.2 filed with Post-Effective Amendment No. 1 to Wisconsin Gas Company's Registration Statement on Form S-3 (File No. 333-107694), filed December 10, 2003.)

	4.8	First Supplemental Indenture of Wisconsin Gas Company to the Wisconsin Gas Company Indenture, dated as of March 22, 2004.

Certain agreements and instruments with respect to long-term debt not exceeding 10 percent of the total assets of the Registrant have been omitted as permitted by related instructions. The Registrant agrees pursuant to Item 601(b)(4) of Regulation S-K to furnish to the Securities and Exchange Commission, upon request, a copy of all such agreements and instruments.

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

12	Statements re Computation of Ratios

	12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

23	Consents of experts and counsel

	23.1	Deloitte & Touche LLP -- Milwaukee, WI, Independent Auditors' Consent for the years ended December 31, 2003 and December 31, 2002.

	23.2	Notice regarding Consent of Arthur Andersen LLP -- Milwaukee, WI, Independent Public Accountants for the year ended December 31, 2001.

Number	Exhibit

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.