Form 10-Q
period 2004-03-31
WISCONSIN GAS CO
filed 2004-05-07
CIK 107819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (March 31, 2004):

Common Stock, $8.00 Par Value,	1,125 shares outstanding.

All of the common stock of Wisconsin Gas Company is held by WICOR, Inc., a wholly owned subsidiary of Wisconsin Energy Corporation.

	WISCONSIN GAS COMPANY

	FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2004

	TABLE OF CONTENTS
Item		Page

	Introduction ............................................................................................................................	3

	Part I -- Financial Information

1.	Financial Statements

	Condensed Income Statements ...........................................................................................	4

	Condensed Balance Sheets .................................................................................................	5

	Condensed Statements of Cash Flows ...............................................................................	6

	Notes to Condensed Financial Statements .........................................................................	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ..................................................................	10

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................	16

4.	Controls and Procedures ......................................................................................................	16

	Part II -- Other Information

1.	Legal Proceedings ..................................................................................................................	16

6.	Exhibits and Reports on Form 8-K .........................................................................................	17

	Signatures ..............................................................................................................................	19

INTRODUCTION

Wisconsin Gas Company (Wisconsin Gas, the Company, Our, Us or We), a natural gas distribution public utility, which serves approximately 572,000 gas customers in Wisconsin, is a Wisconsin corporation and is a wholly-owned, indirect subsidiary of Wisconsin Energy Corporation (Wisconsin Energy) and a direct wholly-owned subsidiary of WICOR, Inc (WICOR). Wisconsin Energy has integrated the gas operations and corporate support areas of Wisconsin Electric Power Company (Wisconsin Electric), Wisconsin Energy's wholly-owned electric, gas and steam utility, with Wisconsin Gas. In April 2002, Wisconsin Electric and Wisconsin Gas began doing business under the trade name "We Energies".

In March 2004, in connection with the previously announced pending sale of WICOR and its manufacturing subsidiary WICOR Industries, LLC to Pentair, Inc., WICOR applied to the Public Service Commission of Wisconsin (PSCW) for approval to transfer its current ownership interest in Wisconsin Gas to Wisconsin Energy, which, if approved, would result in us becoming a direct wholly-owned subsidiary of Wisconsin Energy.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. We have condensed or omitted some information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles pursuant to these rules and regulations. Our financial statements should be read in conjunction with the financial statements and notes thereto included in our 2003 Annual Report on Form 10-K.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN GAS COMPANY
CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31,

	2004	2003

	(Millions of Dollars)

Operating Revenues	$307.9	$316.3

Operating Expenses
Cost of gas sold	223.4	230.1
Other operation and maintenance	32.2	29.9
Depreciation and amortization	9.6	9.6
Property and revenue taxes	1.9	1.4

Total Operating Expenses	267.1	271.0

Operating Income	40.8	45.3

Other Income, Net	0.2	-

Interest Expense	4.7	2.9

Income Before Income Taxes	36.3	42.4

Income Taxes	13.0	15.4

Net Income	$23.3	$27.0

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31, 2004	December 31, 2003
	(Millions of Dollars)
Assets

Property, Plant and Equipment	$1,050.4	$1,043.2
Accumulated depreciation	(374.5)	(370.2)

Net Property, Plant and Equipment	675.9	673.0

Current Assets
Cash and cash equivalents	1.4	1.1
Accounts receivable	152.5	86.7
Accrued revenues	35.1	61.2
Materials, supplies and inventories	26.9	105.2
Deferred income taxes	22.7	13.9
Prepayments and other	6.2	21.7

Total Current Assets	244.8	289.8

Deferred Charges and Other Assets
Goodwill, net	146.9	146.9
Prepaid pension costs	202.9	200.8
Regulatory assets	52.7	51.7
Other	51.3	49.5

Total Deferred Charges and Other Assets	453.8	448.9

Total Assets	$1,374.5	$1,411.7

Capitalization and Liabilities

Capitalization
Common equity	$493.6	$470.5
Long-term debt	277.6	277.2

Total Capitalization	771.2	747.7

Current Liabilities
Short-term debt	55.8	133.1
Accounts payable	56.3	71.6
Refundable gas costs	26.8	4.9
Other	17.9	13.9

Total Current Liabilities	156.8	223.5

Deferred Credits and Other Liabilities
Regulatory liabilities	316.8	318.2
Accumulated deferred income taxes	98.3	91.4
Other	31.4	30.9

Total Deferred Credits and Other Liabilities	446.5	440.5

Total Capitalization and Liabilities	$1,374.5	$1,411.7

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2004	2003

	(Millions of Dollars)
Operations
Net income	$23.3	$27.0
Reconciliation to cash:
Depreciation and amortization	10.2	10.0
Net pension and other postretirement
benefit (income)	(1.3)	(1.0)
Deferred income taxes and investment tax credits, net	(4.7)	(9.9)
Change in:
Receivables and accrued revenues	(39.8)	(73.2)
Inventories	78.3	44.0
Accounts payable	(15.2)	7.9
Prepaid and accrued taxes	19.1	25.8
Refundable gas costs	21.9	26.5
Other assets and liabilities	(2.7)	(3.9)

Cash Provided by Operating Activities	89.1	53.2

Investing Activities
Capital expenditures	(10.5)	(14.1)
Other	(1.0)	(0.8)

Cash Used in Investing Activities	(11.5)	(14.9)

Financing Activities
Change in short-term debt	(77.3)	(38.9)

Cash Used in Financing Activities	(77.3)	(38.9)

Change in Cash and Cash Equivalents	0.3	(0.6)

Cash and Cash Equivalents at Beginning of Period	1.1	1.4

Cash and Cash Equivalents at End of Period	$1.4	$0.8

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$3.5	$3.2
Income taxes (net of refunds)	$0.2	$0.8

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

 1. -- GENERAL INFORMATION

Our accompanying unaudited condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2003 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year 2004 because of seasonal and other factors.

We have modified certain cash flow presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on operating cash flows.

 2. -- GOODWILL

We account for goodwill under Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is not subject to amortization. However, goodwill is subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense.

We assess the fair value of our goodwill by considering fair value based on public company trading multiples and merger and acquisition transaction multiples for similar companies. This evaluation utilizes the information available under the circumstances, including reasonable and supportable assumptions and projections. We perform our annual impairment test as of August 31.

 3. -- COMMON EQUITY

Comprehensive Income:   Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. We had the following total Comprehensive Income during the three months ended March 31, 2004 and 2003:

	Three months ended March 31

Comprehensive Income	2004	2003

	(Millions of Dollars)

Net Income	$23.3	$27.0
Other Comprehensive Income (Loss)
Hedging	(0.5)	0.9

Total Other Comprehensive Income (Loss)	(0.5)	0.9

Total Comprehensive Income	$22.8	$27.9

 4. -- BENEFITS

The components of our net periodic pension and other post-retirement benefit costs for the three months ended March 31, 2004 and 2003 were as follows:

	Pension Benefits		Other Post-retirement Benefits

	2004	2003	2004	2003

	(Millions of Dollars)
Net Periodic Benefit Cost (Income)
Service cost	$0.8	$0.6	$0.1	$0.1
Interest cost	2.3	1.9	1.1	1.1
Expected return on plan assets	(5.3)	(4.0)	(1.3)	(1.3)
Amortization of:
Prior service cost	-	-	0.1	-
Actuarial loss	0.4	0.1	0.5	0.5

Net Periodic Benefit Cost (Income)	($1.8)	($1.4)	$0.5	$0.4

We previously disclosed that we expect to contribute $0.6 million to our qualified pension plans in 2004. This contribution is expected to occur in September 2004. Any contribution in 2004 to other post-retirement benefit plans is expected to occur in December. This contribution is discretionary as these plans are not subject to any minimum regulatory funding requirements.

Employee Benefit Plans and Post-retirement Benefits:   In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. The Act introduced a prescription drug benefit program under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. Certain accounting issues raised by the Act, such as how to account for the federal subsidy, are not explicitly addressed by SFAS 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions.

The Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) SFAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1) that allows sponsors to elect to defer recognition of the effects of the Act.

We are in the process of evaluating the impact of the Act on our U.S. post-retirement health plans. During this period, in accordance with FSP 106-1, we have elected to defer recognition of the effects of the Act. Accordingly, the financial statements do not reflect the effects of the Act. Upon the issuance of final guidance on this matter by the FASB, previously issued financial statements may require restatement and future results of operations may be impacted. That accounting guidance is expected to be issued by the FASB in the second quarter of 2004.

 5. -- GUARANTEES

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits has not changed significantly from the $2.9 million accrual we recorded as of December 31, 2003.

 6. -- COMMITMENTS AND CONTINGENCIES

Environmental Matters:   We periodically review our exposure for remediation costs as evidence becomes available indicating that our remediation liability has changed. Based on current information, management believes that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to our financial position or results of operations.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2004

EARNINGS

Net Income for the first quarter of 2004 was $23.3 million or 13.7% less than the first quarter of 2003, primarily reflecting warmer weather in 2004, increases in costs linked to changes in Wisconsin's public benefits legislation, benefit costs and higher interest expense. A more detailed analysis of financial results follows.

Operating Revenues, Gross Margin and Therm Deliveries

A comparison follows of our gas utility operating revenues, gross margin and gas deliveries during the first quarter of 2004 with similar information for the first quarter of 2003 including favorable (better (B)) or unfavorable (worse (W)) variances. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Gas operating revenues decreased by $8.4 million or 2.7% due primarily to a weather-related decrease in the therm deliveries between the comparative periods offset by a $6.7 million or 2.9% decrease in purchased gas costs.

	Three Months Ended March 31

Operations	2004	B (W)	2003

	(Millions of Dollars)

Operating Revenues	$307.9	($8.4)	$316.3
Cost of Gas Sold	223.4	6.7	230.1

Gross Margin	$84.5	($1.7)	$86.2

For the three months ended March 31, 2004, gas margins decreased $1.7 million or 2.0%, due primarily to warmer winter weather as compared to 2003. As measured by heating degree days, the first quarter of 2004 was 5.1% warmer than the first quarter of 2003 but 1.9% colder than normal.

The decrease in therm deliveries due to weather was offset in part by a rate increase effective in March 2004. We filed a limited rate adjustment request in July 2003 for gas rates for anticipated 2004 revenue deficiencies associated with costs for the Ixonia Lateral, which was placed into service in December 2003. In February 2004, the Public Service Commission of Wisconsin (PSCW) approved an increase in gas rates of $25.9 million. The increase in rates realized in the first quarter of 2004 was approximately $2.3 million compared with the same period in 2003.

The following table compares our gas utility gross margin and natural gas therm deliveries by customer class during the first quarter of 2004 with similar information for the first quarter of 2003.
	Gross Margin			Therm Deliveries

Operations	2004	B (W)	2003	2004	B (W)	2003

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$57.6	($1.3)	$58.9	226.6	(13.6)	240.2
Commercial/Industrial	15.9	(0.8)	16.7	125.6	(10.8)	136.4
Interruptible	0.5	-	0.5	6.7	(0.6)	7.3

Total Gas Sold	74.0	(2.1)	76.1	358.9	(25.0)	383.9
Transported Gas	8.6	0.1	8.5	153.9	(4.1)	158.0
Other Operating	1.9	0.3	1.6	-	-	-

Total	$84.5	($1.7)	$86.2	512.8	(29.1)	541.9

Weather -- Degree Days (a)
Heating (3,301 Normal)				3,365	(182)	3,547
(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $2.3 million or 7.7% during the first quarter of 2004 when compared with the first quarter of 2003. The increase was primarily attributable to approximately $0.6 million for increased benefit costs and $1.9 million of additional costs linked to changes in Wisconsin's public benefits legislation. Partial recovery of the additional costs associated with the Wisconsin public benefits legislation is included in the rate increase effective March 2004.

Interest Expense:   Interest expense increased by $1.8 million for the three months ended March 31, 2004 compared to the same period in 2003. This increase reflects the December 2003 issuance of $125 million of unsecured 5.20% Debentures due December 1, 2015, the proceeds of which were used to reduce short-term borrowings.

Income Taxes:   For the first quarter of 2004, our effective tax rate was 35.8%, which was slightly lower than the final rate for 2003 which was 35.9%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the first three months of 2004 and 2003:

	Three Months Ended March 31

Wisconsin Gas Company	2004	2003

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$89.1	$53.2
Investing Activities	($11.5)	($14.9)
Financing Activities	($77.3)	($38.9)

Operating Activities

Cash provided by operating activities increased to $89.1 million during the first three months of 2004 compared with $53.2 million during the same period in 2003. This increase was due in large part to lower working capital requirements between the comparative periods resulting from warmer winter weather and greater draw downs of gas inventories in 2004.

Investing Activities

During the first three months of 2004, we invested a total of $11.5 million, a decrease of $3.4 million over the prior year.

Financing Activities

During the three months ended March 31, 2004, we reduced short-term borrowings by $77.3 million compared with a reduction of $38.9 million for the first three months of 2003. Our earnings and cash flows are seasonal.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining nine months of 2004 are expected to be met primarily through internally generated funds, short-term borrowings and existing lines of credit.

We have access to outside capital markets and have been able to generate funds internally and externally to meet our capital requirements. Our ability to attract the necessary financial capital at reasonable terms is critical to our overall strategic plan. We believe that we have adequate capacity to fund our operations for the foreseeable future through our borrowing arrangements and internally generated cash.

We have approximately $200 million of available unused lines of bank back-up credit facilities. On March 31, 2004, we had approximately $55.8 million of total short-term debt outstanding.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities at March 31, 2004:

Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term

(Millions of Dollars)

$200.0	$ -	$200.0	Jun-2004	364 day

The following table shows our capitalization structure at March 31, 2004 and at December 31, 2003:

Capitalization Structure	March 31, 2004		December 31, 2003

	(Millions of Dollars)

Common Equity	$493.6	59.7%	$470.5	53.4%
Long-Term Debt	277.6	33.6%	277.2	31.5%
Short-Term Debt	55.8	6.7%	133.1	15.1%

Total	$827.0	100.0%	$880.8	100.0%

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities by Standard & Poors Corporation (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) as of March 31, 2004.

	S&P	Moody's	Fitch

Commercial Paper	A-2	P-1	F1
Unsecured Senior Debt	A-	A1	A+

The security rating outlooks assigned by S&P, Moody's and Fitch for us are all stable.

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

Capital Requirements

Capital requirements during the remainder of 2004 are expected to be principally for capital expenditures. Our 2004 annual capital expenditure budget is approximately $72 million.

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, which may include, from time to time, financial guarantees and letters of credit, which support construction projects, commodity contracts and other payment obligations. Our estimated maximum exposure under these agreements is zero as of March 31, 2004.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments as of March 31, 2004 decreased compared with December 31, 2003 as periodic payments related to these types of obligations were greater than new commitments made in the ordinary course of business during the quarter.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Credit Rating Risk:   We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity and energy services contracts and employee benefit plans that could require collateral or termination payments in the event of a credit ratings change to below investment grade. At March 31, 2004, we estimate that the potential payments under these agreements that could result from credit rating downgrades totaled approximately $0.7 million.

UTILITY RATES AND REGULATORY MATTERS

Limited Rate Adjustment Request:   On July 2, 2003, we filed an application with the PSCW for an increase in gas rates for anticipated 2004 revenue deficiencies associated with costs for construction of the Ixonia Lateral and increased costs linked to changes in Wisconsin's public Benefits legislation. The filing identified anticipated revenue deficiencies in 2004 in the amount of $26.2 million (3.9%). The PSCW approved an increase in gas rates of $25.9 million in an order effective March 2004.

ACCOUNTING DEVELOPMENTS

New Pronouncements:   The FASB issued FASB Staff Position (FSP) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1) that allows sponsors to elect to defer recognition of the effects of the Act. In accordance with FSP 106-1, we elected to defer recognition of the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. For further information, see "Note 4 -- Benefits" in the Notes to Condensed Financial Statements in Item 1 of Part I of this report.

CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of us. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

  Factors affecting utility operations such as: unusual weather conditions; catastrophic weather-related or terrorism-related damage; unplanned maintenance or repairs; unanticipated changes in gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by natural gas suppliers under existing gas supply contracts; environmental incidents; gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.
  Regulatory factors such as: unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; distribution system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; recovery of costs associated with adoption of changed accounting standards; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; or changes in the regulations from the Wisconsin Department of Natural Resources related to the siting approval process for new pipeline construction.
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
  Changes in social attitudes regarding the utility and power industries.
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

*****

For certain other information which may impact our future financial condition or results of operations, see Item 1, Financial Statements -- "Notes to Condensed Financial Statements," in Part I of this report as well as Item 1, Legal Proceedings, in Part II of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures at Wisconsin Gas Company, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks" in Part I of this report. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources - Market Risks and Other Significant Risks," in Part II of Wisconsin Gas' 2003 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting:   There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of our 2003 Annual Report on Form 10-K.

In addition to those legal proceedings discussed in our reports to the SEC, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material adverse effect on our financial statements.

UTILITY RATES AND REGULATORY MATTERS

See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results, Liquidity and Capital Resources" in Part I of this report for information concerning rate matters in the jurisdiction where we do business.

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

A Current Report on Form 8-K dated as of February 11, 2004 was filed by Wisconsin Gas on February 11, 2004 to report that Richard A. Abdoo, Chairman of the Board of Wisconsin Gas,

decided to retire effective April 30, 2004, and that Gale E. Klappa, President and Chief Executive Officer of Wisconsin Gas, will assume the positions held by Mr. Abdoo effective May 1, 2004.

No other reports on Form 8-K were filed by Wisconsin Gas during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN GAS COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date: May 7, 2004	Stephen P. Dickson, Controller, Chief Accounting Officer and duly authorized officer