Form 10-Q
period 2004-06-30
WISCONSIN GAS LLC
filed 2004-08-06
CIK 107819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

(Exact name of registrant as specified in its charter)

Commission	Registrant; State of Incorporation	IRS Employer
File Number	Address; and Telephone Number	Identification No.

001-07530	WISCONSIN GAS LLC	39-1391525*
(A Wisconsin Limited Liability Company)
231 West Michigan Street
P.O. Box 2046
Milwaukee, WI 53201
(414) 221-2345

*Wisconsin Gas LLC is an entity disregarded for tax purposes, and as such, makes all filings under the Employer Identification Number of its parent company, Wisconsin Energy Corporation.

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (July 31, 2004):

1,125 Common Membership Interests

All of the membership interests of Wisconsin Gas LLC are owned by Wisconsin Energy Corporation.

	WISCONSIN GAS

	FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2004

	TABLE OF CONTENTS
Item		Page

	Introduction ............................................................................................................................	3

	Part I -- Financial Information

1.	Financial Statements

	Condensed Income Statements ...........................................................................................	4

	Condensed Balance Sheets .................................................................................................	5

	Condensed Statements of Cash Flows ...............................................................................	6

	Notes to Condensed Financial Statements .........................................................................	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ..................................................................	10

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................	18

4.	Controls and Procedures ..................................................................................................	18

	Part II -- Other Information

1.	Legal Proceedings ..................................................................................................................	18

6.	Exhibits and Reports on Form 8-K .........................................................................................	19

	Signatures ..............................................................................................................................	21

INTRODUCTION

Wisconsin Gas LLC, formerly Wisconsin Gas Company, is a natural gas distribution public utility which serves approximately 568,000 gas customers in Wisconsin. Wisconsin Gas, a limited liability company organized under the laws of the state of Wisconsin, is a wholly-owned, direct subsidiary of Wisconsin Energy Corporation (Wisconsin Energy). Wisconsin Energy has integrated the gas operations and corporate support areas of Wisconsin Electric Power Company (Wisconsin Electric), Wisconsin Energy's wholly-owned electric, gas and steam utility, with Wisconsin Gas. In April 2002, Wisconsin Electric and Wisconsin Gas began doing business under the trade name "We Energies". Unless qualified by their context when used in this document, the terms the Company, Our, Us or We refer to Wisconsin Gas.

In connection with the sale of WICOR, Inc. and its manufacturing subsidiaries, WICOR transferred its ownership interest in Wisconsin Gas to Wisconsin Energy which resulted in us becoming a direct wholly-owned subsidiary of Wisconsin Energy, effective July 28, 2004. Prior to becoming a direct subsidiary of Wisconsin Energy, we converted from a Wisconsin corporation to a Wisconsin limited liability company and changed our name to Wisconsin Gas LLC.

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN GAS COMPANY (a)
CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003

	(Millions of Dollars)

Operating Revenues	$113.2	$121.6	$421.1	$437.9

Operating Expenses
Cost of gas sold	74.3	85.2	297.7	315.3
Other operation and maintenance	26.2	28.4	58.4	58.3
Depreciation and amortization	9.6	9.5	19.2	19.1
Property and revenue taxes	1.9	1.5	3.8	2.9

Total Operating Expenses	112.0	124.6	379.1	395.6

Operating Income (Loss)	1.2	(3.0)	42.0	42.3

Other Income, Net	0.1	0.1	0.3	0.1

Interest Expense	4.5	2.8	9.2	5.7

Income (Loss) Before Income Taxes	(3.2)	(5.7)	33.1	36.7

Income Taxes	(1.1)	(2.3)	11.9	13.1

Net (Loss) Income	($2.1)	($3.4)	$21.2	$23.6

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

(a) Wisconsin Gas Company became Wisconsin Gas LLC effective July 28, 2004.

WISCONSIN GAS COMPANY (a) CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30, 2004	December 31, 2003
	(Millions of Dollars)
Assets

Property, Plant and Equipment	$1,062.6	$1,043.2
Accumulated depreciation	(381.2)	(370.2)

Net Property, Plant and Equipment	681.4	673.0

Current Assets
Cash and cash equivalents	1.0	1.1
Accounts receivable	88.7	86.7
Accrued revenues	6.8	61.2
Materials, supplies and inventories	72.0	105.2
Deferred income taxes	20.2	13.9
Prepayments and other	23.5	21.7

Total Current Assets	212.2	289.8

Deferred Charges and Other Assets
Prepaid pension costs	205.3	200.8
Goodwill, net	146.9	146.9
Regulatory assets	55.7	51.7
Other	54.0	52.9

Total Deferred Charges and Other Assets	461.9	452.3

Total Assets	$1,355.5	$1,415.1

Capitalization and Liabilities

Capitalization
Common equity	$491.4	$470.5
Long-term debt	278.0	277.2

Total Capitalization	769.4	747.7

Current Liabilities
Short-term debt	41.7	133.1
Accounts payable	54.5	71.6
Refundable gas costs	20.7	4.9
Other	17.5	17.3

Total Current Liabilities	134.4	226.9

Deferred Credits and Other Liabilities
Regulatory liabilities	316.7	318.2
Deferred income taxes - long-term	103.1	91.4
Other	31.9	30.9

Total Deferred Credits and Other Liabilities	451.7	440.5

Total Capitalization and Liabilities	$1,355.5	$1,415.1

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

(a) Wisconsin Gas Company became Wisconsin Gas LLC effective July 28, 2004.

WISCONSIN GAS COMPANY (a)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30

	2004	2003

	(Millions of Dollars)
Operating Activities
Net income	$21.2	$23.6
Reconciliation to cash
Depreciation and amortization	20.5	20.0
Net pension and other postretirement income	(3.5)	(3.3)
Deferred income taxes and investment tax credits, net	2.1	(5.8)
Change in - Accounts receivable and accrued revenues	52.4	25.9
Inventories	33.2	1.8
Prepaid and accrued taxes	(3.0)	7.0
Other current assets	1.1	0.1
Accounts payable	(17.1)	(18.9)
Refundable gas costs	15.8	18.4
Other current liabilities	0.2	(3.7)
Other	(8.4)	(5.0)

Cash Provided by Operating Activities	114.5	60.1

Investing Activities
Capital expenditures	(23.2)	(44.5)
Other	-	(2.3)

Cash Used in Investing Activities	(23.2)	(46.8)

Financing Activities
Change in short-term debt	(91.4)	(14.2)

Cash Used in Financing Activities	(91.4)	(14.2)

Change in Cash and Cash Equivalents	(0.1)	(0.9)

Cash and Cash Equivalents at Beginning of Period	1.1	1.4

Cash and Cash Equivalents at End of Period	$1.0	$0.5

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$8.4	$5.6
Income taxes (net of refunds)	$10.8	$12.6

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

(a) Wisconsin Gas Company became Wisconsin Gas LLC effective July 28, 2004.

WISCONSIN GAS COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

 1 -- GENERAL INFORMATION

Our accompanying unaudited condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2003 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary to a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year 2004 because of seasonal and other factors.

We have modified certain balance sheet and cash flow presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on operating cash flows.

Effective July 28, 2004, Wisconsin Gas Company became Wisconsin Gas LLC. For additional information, see Note 7 -- Subsequent Events.

 2 -- GOODWILL

We account for goodwill under Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is not subject to amortization. However, goodwill is subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense.

We assess the fair value of our goodwill by considering future discounted cash flows, a comparison of fair value based upon public company trading multiples, and merger and acquisition transaction multiples for similar companies. This evaluation utilizes the information available under the circumstances, including reasonable and supportable assumptions and projections. We perform our annual impairment test as of August 31.

 3 -- COMMON EQUITY

Comprehensive Income:   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. We had the following total comprehensive income during the six months ended June 30, 2004 and 2003:

	Six months ended June 30

Comprehensive Income	2004	2003

	(Millions of Dollars)

Net Income	$21.2	$23.6
Other Comprehensive Income (Loss)
Hedging (Losses) Gains	(0.6)	0.9

Total Other Comprehensive (Loss) Income	(0.6)	0.9

Total Comprehensive Income	$20.6	$24.5

 4 -- BENEFITS

The components of our net periodic pension and other post-retirement benefit costs for the three and six months ended June 30, 2004 and 2003 were as follows:

	Pension Benefits		Other Post-retirement Benefits

	2004	2003	2004	2003

Three Months Ended June 30	(Millions of Dollars)
Net Periodic Benefit (Income) Cost
Service cost	$0.7	$0.9	$0.2	$0.1
Interest cost	2.5	2.5	1.1	1.2
Expected return on plan assets	(5.8)	(6.5)	(1.7)	(1.2)
Amortization of:
Transition (asset) obligation	-	-	-	-
Prior service cost	-	-	0.2	0.3
Actuarial loss	0.4	-	0.2	0.4

Net Periodic Benefit (Income) Cost	($2.2)	($3.1)	$ -	$0.8

Six Months Ended June 30
Net Periodic Benefit (Income) Cost
Service cost	$1.5	$1.5	$0.3	$0.2
Interest cost	4.8	4.4	2.2	2.3
Expected return on plan assets	(11.1)	(10.5)	(3.0)	(2.5)
Amortization of:
Transition (asset) obligation	-	-	-	-
Prior service cost	-	-	0.3	0.3
Actuarial loss	0.8	0.1	0.7	0.9

Net Periodic Benefit (Income) Cost	($4.0)	($4.5)	$0.5	$1.2

We previously disclosed that we expect to fund $0.6 million for pension benefit plans during 2004. Any contribution in 2004 to other post-retirement benefit plans is expected to occur in December. Contributions to these post-retirement benefit plans are discretionary.

Employee Benefit Plans and Post-retirement Benefits:   In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. The Act introduced a prescription drug benefit program under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. In the second quarter of 2004, the FASB issued FASB Staff Position (FSP) SFAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

In accordance with FSP 106-2, we chose to recognize the effects of the Act retroactively effective January 1, 2004 with the impacts calculated actuarially. The first and second quarter effects of the change are reflected in the financial statements in the second quarter of 2004 with a pre-tax reduction of other post-retirement benefits expense of $0.3 million under SFAS 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. The annual pre-tax reduction in SFAS 106 expense is expected to total $0.5 million. Assumptions used to develop this reduction include those used in the determination of the annual SFAS 106 expense and also include expectations of how the federal program will ultimately operate. There are currently no written regulations that provide this level of detail regarding the ultimate operation of the subsidy program. It is expected that final regulations will be published in early 2005.

 5 -- GUARANTEES

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits as of June 30, 2004 was $3.8 million and $2.9 million as of December 31, 2003.

 6 -- COMMITMENTS AND CONTINGENCIES

Environmental Matters:   We periodically review our exposure for remediation costs as evidence becomes available indicating that our remediation liability has changed. Based on current information, we believe that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to our financial position or results of operations.

 7 -- SUBSEQUENT EVENTS

Change in Organizational Structure:   In connection with the sale of WICOR, Inc. and its manufacturing subsidiaries, WICOR transferred its ownership interest in Wisconsin Gas to Wisconsin Energy which resulted in us becoming a direct wholly-owned subsidiary of Wisconsin Energy, effective July 28, 2004. Prior to becoming a direct subsidiary of Wisconsin Energy, we converted from a Wisconsin corporation to a Wisconsin single member limited liability company and changed our name to Wisconsin Gas LLC. Wisconsin Energy is our sole member. The conversion from a corporation to a single member limited liability company has no impact on our financial statements or basis of accounting.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Cautionary Factors:   Certain statements contained herein are Forward-Looking Statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "may," "intends," "anticipates," "believes," "estimates," "expects," "forecasts," "objectives," "plans," "possible," "potential," "project" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, equity and bond market fluctuations, varying weather conditions, governmental regulation and supervision, as well as other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC) including factors described throughout this document and below in Factors Affecting Results, Liquidity and Capital Resources.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2004

EARNINGS

We had a net loss of $2.1 million during the second quarter of 2004 or $1.3 million better than our $3.4 million net loss during the second quarter of 2003.  Earnings are typically lower during the second quarter of each year due to the seasonal nature of the gas utility business.  Our losses were less between the comparative periods due to a rate increase that became effective in March 2004 and to lower bad debt expenses.  A more detailed analysis of financial results follows.

Operating Revenues, Gross Margin and Therm Deliveries

A comparison follows of our operating revenues, gross margin and gas deliveries during the second quarter of 2004 with similar information for the second quarter of 2003 including favorable (better (B)) or unfavorable (worse (W)) variances. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Operating revenues decreased by $8.4 million or 6.9% due primarily to a weather-related decrease in therm deliveries.

	Three Months Ended June 30

Operations	2004	B (W)	2003

	(Millions of Dollars)

Operating Revenues	$113.2	($8.4)	$121.6
Cost of Gas Sold	74.3	10.9	85.2

Gross Margin	$38.9	$2.5	$36.4

For the three months ended June 30, 2004, gross margin increased $2.5 million or 6.9%. Our margins increased by approximately $5.4 million due to a rate increase that was implemented in March 2004. For more information regarding the March 2004 rate increase, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

A weather-related 7.8% reduction in therm deliveries during the second quarter of 2004 partially offset the impact of the rate increase.  As measured by heating degree days, the second quarter of 2004 was

16.8% warmer than the same period during 2003.  We estimate that weather reduced our gas margin by approximately $2.8 million between the comparative periods.

The following table compares our gross margin and natural gas therm deliveries by customer class during the second quarter of 2004 with similar information for the second quarter of 2003.

	Three Months Ended June 30

	Gross Margin			Therm Deliveries

Operations	2004	B (W)	2003	2004	B (W)	2003

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$24.5	$1.4	$23.1	64.6	(10.0)	74.6
Commercial/Industrial	6.5	0.6	5.9	36.2	(5.4)	41.6
Interruptible	0.3	-	0.3	4.9	0.6	4.3

Total Gas Sold	31.3	2.0	29.3	105.7	(14.8)	120.5
Transported Gas	5.8	0.5	5.3	100.8	(2.6)	103.4
Other Operating	1.8	-	1.8	-	-	-

Total	$38.9	$2.5	$36.4	206.5	(17.4)	223.9

Weather -- Degree Days (a)
Heating (945 Normal)				963	(195)	1,158

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses decreased by $2.2 million or 7.7% during the second quarter of 2004 when compared with the second quarter of 2003.  Our bad debt expenses were $2.9 million lower during the second quarter of 2004 due to the deferral of residential bad debts pursuant to an order from the Public Service Commission of Wisconsin (PSCW) in June 2004.  We did not receive similar authority from the PSCW to defer 2003 bad debt costs until the fourth quarter.  For more information regarding the deferral of bad debt costs, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

Interest Expense

Interest expense increased by $1.7 million for the three months ended June 30, 2004 compared to the same period in 2003. This increase reflects the December 2003 issuance of $125 million of unsecured 5.20% Debentures due December 1, 2015, the proceeds of which were used to reduce short-term borrowings. In addition, with the completion of the Ixonia Lateral in December 2003, we stopped capitalizing interest associated with this project.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2004

EARNINGS

Our net income of $21.2 million during the first six months of 2004 was down from $23.6 million during the first six months of 2003, primarily due to higher interest expenses.  Gross margin increased slightly between the comparative periods because higher revenues resulting from a rate increase almost completely offset the effects of warm winter weather during 2004 on volumes of gas sales.  Higher costs during the first half of 2004 linked to Wisconsin's public benefits legislation were offset by the deferral of residential bad debt expenses that was authorized by the PSCW in June 2004.

Operating Revenues, Gross Margin and Therm Deliveries

A comparison follows of our operating revenues, gross margin and gas deliveries during the first six months of 2004 with similar information for the first six months of 2003. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Operating revenues decreased by $16.8 million or 3.8% due primarily to a weather-related decrease in therm deliveries.

	Six Months Ended June 30

Operations	2004	B (W)	2003

	(Millions of Dollars)

Operating Revenues	$421.1	($16.8)	$437.9
Cost of Gas Sold	297.7	17.6	315.3

Gross Margin	$123.4	$0.8	$122.6

For the six months ended June 30, 2004, gross margin increased $0.8 million or 0.7% when compared to six months ended June 30, 2003. This was due primarily to a rate increase that became effective in March 2004 associated with costs for the Ixonia Lateral which increased our gross margin by approximately $7.7 million.  For more information regarding the March 2004 rate increase, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

Warm winter weather in 2004 as compared to 2003 reduced therm deliveries by 6.1% between the comparative periods, offsetting most of the impact of the rate increase.  As measured by heating degree days, the first six months of 2004 were 8.0% warmer than the same period during 2003.  As a result, we estimate that weather reduced our gross margin by approximately $7.0 million between the comparative periods.

The following table compares our gross margin and natural gas therm deliveries by customer class during the first half of 2004 with similar information for the first half of 2003.

	Six Months Ended June 30

	Gross Margin			Therm Deliveries

Operations	2004	B (W)	2003	2004	B (W)	2003

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$82.0	$0.1	$81.9	291.2	(23.7)	314.9
Commercial/Industrial	22.5	(0.1)	22.6	161.7	(16.2)	177.9
Interruptible	0.8	-	0.8	11.6	-	11.6

Total Gas Sold	105.3	-	105.3	464.5	(39.9)	504.4
Transported Gas	14.4	0.6	13.8	254.8	(6.6)	261.4
Other Operating	3.7	0.2	3.5	-	-	-

Total	$123.4	$0.8	$122.6	719.3	(46.5)	765.8

Weather -- Degree Days (a)
Heating (4,246 Normal)				4,328	(377)	4,705

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased by $0.1 million or 0.2% during the first six months of 2004 when compared with the first six months of 2003. This increase reflects $4.1 million of additional costs linked to Wisconsin's public benefits legislation, partially offset by a decrease of $3.0 million for deferral of residential bad debt costs incurred during 2004 in excess of amounts included in current utility rates. Partial recovery of the additional costs associated with the Wisconsin public benefits legislation is included in the rate increase effective March 2004. For more information regarding the deferral of bad debt costs, see Factors Affecting Results, Liquidity and Capital Resources -- Other Utility Rate and Regulatory Matters in this section of this report.

Interest Expense

Interest expense increased by $3.5 million for the six months ended June 30, 2004 compared to the same period in 2003. This increase reflects the December 2003 issuance of $125 million of unsecured 5.20% Debentures due December 1, 2015, the proceeds of which were used to reduce short-term borrowings. Also, in connection with the completion of the Ixonia Lateral in December 2003, we stopped capitalizing interest associated with this project.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the first six months of 2004 and 2003:

	Six Months Ended June 30

Wisconsin Gas Company	2004	2003

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$114.5	$60.1
Investing Activities	($23.2)	($46.8)
Financing Activities	($91.4)	($14.2)

Operating Activities

Cash provided by operating activities increased to $114.5 million during the first six months of 2004 compared with $60.1 million during the same period in 2003. This increase was due in large part to lower working capital requirements between the comparative periods due to a greater impact from natural gas withdrawn from storage and improved collection of accounts receivable balances.

Investing Activities

During the first six months of 2004, we invested a total of $23.2 million, a decrease of $23.6 million over the same period in 2003, primarily due to completion of construction on the Ixonia Lateral project in 2003.

Financing Activities

During the six months ended June 30, 2004, we reduced short-term borrowings by $91.4 million compared with a reduction of $14.2 million for the first six months of 2003. Our earnings and cash flows are seasonal.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining six months of 2004 are expected to be met primarily through internally generated funds, short-term borrowings and existing lines of credit.

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

We have approximately $200 million of available unused lines of bank back-up credit facilities. On June 30, 2004, we had approximately $41.7 million of total short-term debt outstanding.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities at June 30, 2004:

Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term

(Millions of Dollars)

$200.0	$ -	$200.0	June-2007	3 year

On June 23, 2004, we entered into an unsecured three year $200 million bank back-up credit facility to replace a $200 million 364 day credit facility that was expiring. This facility will expire in June 2007 and may be extended for an additional 364 days, subject to lender agreement.

The following table shows our capitalization structure at June 30, 2004 and at December 31, 2003:

Capitalization Structure	June 30, 2004		December 31, 2003

	(Millions of Dollars)

Common Equity	$491.4	60.6%	$470.5	53.4%
Long-Term Debt	278.0	34.3%	277.2	31.5%
Short-Term Debt	41.7	5.1%	133.1	15.1%

Total	$811.1	100.0%	$880.8	100.0%

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities by Standard & Poors Corporation (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) as of June 30, 2004.

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

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, which may include, from time to time, financial guarantees and letters of credit, which support construction projects, commodity contracts and other payment obligations. Our estimated maximum exposure under these agreements is zero as of June 30,  2004.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments as of June 30, 2004 decreased compared with December 31, 2003 as periodic payments related to these types of obligations were greater than new commitments made in the ordinary course of business during the six months ended June 30, 2004.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Credit Rating Risk:   We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity and energy services contracts and employee benefit plans that could require collateral or termination payments in the event of a credit ratings change to below investment grade. At June 30, 2004, we estimate that the potential payments under these agreements that could result from credit rating downgrades totaled approximately $0.7 million.

UTILITY RATES AND REGULATORY MATTERS

Limited Rate Adjustment Request:   In July, 2003, we filed an application with the PSCW for an increase in gas rates for anticipated 2004 revenue deficiencies associated with costs for construction of the Ixonia Lateral and increased costs linked to Wisconsin's public benefits legislation. The filing identified anticipated revenue deficiencies in 2004 in the amount of $26.2 million (3.9%). The PSCW approved an increase in gas rates of $25.9 million in an order effective March 2004.

OTHER UTILITY RATE AND REGULATORY MATTERS

Request for Deferral of Uncollectible Accounts Receivable:   Due to a combination of unusually high natural gas prices, the soft economy within our territory, and limited governmental assistance available to low-income customers, we have seen a significant increase in residential uncollectible accounts receivable. Because of this, we sent a letter to the PSCW in May 2004 requesting authority to defer for future rate recovery all residential bad debt expenses incurred during 2004 in excess of amounts included in current utility rates. We estimate such amount to be approximately $7 million during 2004. In June 2004, we received authorization for the deferral from the PSCW.

ACCOUNTING DEVELOPMENTS

New Pronouncements:   FASB Staff Position (FSP) No 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) (FSP 106-2) allows sponsors to elect to recognize the effects of the Act in 2004 if the plan qualifies for the government subsidy discussed in the Act. In accordance with FSP 106-2, we chose to recognize the effects of the Act retroactively to January 1, 2004 with the impacts calculated actuarially. For further information, see Note 4 -- Benefits in the Notes to Condensed Financial Statements.

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

*****

For certain other information which may impact our future financial condition or results of operations, see Item 1, Financial Statements -- Notes to Condensed Financial Statements, in Part I of this report as well as Item 1, Legal Proceedings, in Part II of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures at Wisconsin Gas, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks in Part I of this report and in Part I of our quarterly Report on Form 10-Q for the period ended March 31, 2004. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of Wisconsin Gas' 2003 Annual Report on Form 10-K.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of our 2003 Annual Report on Form 10-K and Item 1, Legal Proceedings, in Part II of our Quarterly Report on Form 10-Q for the period ended March 31, 2004.

In addition to those legal proceedings discussed in our reports to the SEC, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, we believe, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material adverse effect on our financial statements.

UTILITY RATES AND REGULATORY MATTERS

See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources in Part I of this report for information concerning rate matters in the jurisdiction where we do business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	EXHIBITS

Exhibit No.

2	Plan of acquisition, reorganization, arrangement, liquidation, or succession

2.1	Plan of Conversion of Wisconsin Gas Company Into Wisconsin Gas LLC, effective as of July 28, 2004. (Exhibit 2.1 to Wisconsin Gas'-07/28/04 Form 8-K.)

3	Articles of Incorporation and By-laws

3.1	Articles of Organization of Wisconsin Gas LLC, effective as of July 28, 2004. (Exhibit 3.1 to Wisconsin Gas' 07/28/04 Form 8-K.)

3.2	Limited Liability Company Agreement of Wisconsin Gas LLC, dated as of July 28, 2004. (Exhibit 3.2 to Wisconsin Gas' 07/28/04 Form 8-K.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certain compensatory plans, contracts or arrangements in which directors or executive officers of Wisconsin Gas participate are not filed as Wisconsin Gas LLC exhibits in reliance on the exclusion in Item 601(b)(10)(iii)(C)(6) of Regulation S-K. Wisconsin Gas LLC is a wholly-owned subsidiary of Wisconsin Energy Corporation, Commission File No. 001-09057, and such compensatory plans, contracts or arrangements are filed as exhibits to Wisconsin Energy Corporation's periodic reports under the Securities Exchange Act of 1934.

b.	REPORTS ON FORM 8-K

A Current Report on Form 8-K dated as of June 28, 2004 was filed by Wisconsin Gas on June 28, 2004 with a copy of the press release announcing the election of Curt S. Culver to the board of directors, effective June 28, 2004.

No other reports on Form 8-K were filed by Wisconsin Gas during the quarter ended June 30, 2004.

A Current Report on Form 8-K dated as of July 28, 2004 was filed by Wisconsin Gas on August 2, 2004, to report that Wisconsin Gas Company converted to a limited liability company and changed its name to Wisconsin Gas LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN GAS LLC
(Registrant)

/s/STEPHEN P. DICKSON
Date: August 6, 2004	Stephen P. Dickson, Controller, Chief Accounting Officer and duly authorized officer