Form 10-Q
period 2004-09-30
WISCONSIN GAS LLC
filed 2004-11-12
CIK 107819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

(Exact name of registrant as specified in its charter)

Commission	Registrant; State of Incorporation	IRS Employer
File Number	Address; and Telephone Number	Identification No.

001-07530	WISCONSIN GAS LLC	39-1391525
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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (September 30, 2004):

1,125 Common Membership Interests

All of the membership interests of Wisconsin Gas LLC are owned by Wisconsin Energy Corporation.

	WISCONSIN GAS LLC

	FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2004

	TABLE OF CONTENTS
Item		Page

	Introduction ............................................................................................................................	3

	Part I - Financial Information

1.	Financial Statements

	Condensed Income Statements ...........................................................................................	4

	Condensed Balance Sheets .................................................................................................	5

	Condensed Statements of Cash Flows ...............................................................................	6

	Notes to Condensed Financial Statements .........................................................................	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ..................................................................	10

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................	18

4.	Controls and Procedures ......................................................................................................	19

	Part II -- Other Information

1.	Legal Proceedings ..................................................................................................................	19

6.	Exhibits ..................................................................................................................................	20

	Signatures ..............................................................................................................................	21

INTRODUCTION

Wisconsin Gas LLC, formerly Wisconsin Gas Company, is a natural gas distribution public utility which serves approximately 570,000 gas customers in Wisconsin. Wisconsin Gas, a limited liability company organized under the laws of the state of Wisconsin, is a wholly-owned subsidiary of Wisconsin Energy Corporation (Wisconsin Energy). Wisconsin Energy has integrated the gas operations and corporate support areas of Wisconsin Electric Power Company (Wisconsin Electric), Wisconsin Energy's wholly-owned electric, gas and steam utility, with Wisconsin Gas. In April 2002, Wisconsin Electric and Wisconsin Gas began doing business under the trade name "We Energies". Unless qualified by their context when used in this document, the terms the Company, Our, Us or We refer to Wisconsin Gas.

In connection with Wisconsin Energy's sale of WICOR, Inc. and its manufacturing subsidiaries to Pentair, Inc. effective July 31, 2004, WICOR transferred its ownership interest in Wisconsin Gas to Wisconsin Energy which resulted in us becoming a direct wholly-owned subsidiary of Wisconsin Energy, effective July 28, 2004. Prior to becoming a direct subsidiary of Wisconsin Energy, we converted from a Wisconsin corporation to a Wisconsin limited liability company and changed our name to Wisconsin Gas LLC.

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN GAS LLC
CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

	(Millions of Dollars)

Operating Revenues	$74.5	$77.6	$495.6	$515.5

Operating Expenses
Cost of gas sold	47.0	52.3	344.7	367.6
Other operation and maintenance	21.4	22.4	79.8	80.7
Goodwill impairment	51.0	-	51.0	-
Depreciation and amortization	9.7	9.3	28.9	28.4
Property and revenue taxes	1.8	1.3	5.6	4.2

Total Operating Expenses	130.9	85.3	510.0	480.9

Operating (Loss) Income	(56.4)	(7.7)	(14.4)	34.6

Other Income, Net	0.3	0.9	0.6	1.0

Interest Expense	4.6	2.8	13.8	8.5

(Loss) Income Before Income Taxes	(60.7)	(9.6)	(27.6)	27.1

Income Taxes	(3.5)	(3.7)	8.4	9.4

Net (Loss) Income	($57.2)	($5.9)	($36.0)	$17.7

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS LLC
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30, 2004	December 31, 2003

	(Millions of Dollars)
Assets

Property, Plant and Equipment	$1,086.6	$1,043.2
Accumulated depreciation	(387.7)	(370.2)

Net Property, Plant and Equipment	698.9	673.0

Current Assets
Cash and cash equivalents	-	1.1
Accounts receivable	46.9	86.7
Accrued revenues	6.0	61.2
Materials, supplies and inventories	141.8	105.2
Deferred income taxes	13.8	13.9
Prepayments and other	35.1	21.7

Total Current Assets	243.6	289.8

Deferred Charges and Other Assets
Prepaid pension costs	207.5	200.8
Goodwill, net	95.9	146.9
Regulatory assets	51.2	51.7
Other	60.0	52.9

Total Deferred Charges and Other Assets	414.6	452.3

Total Assets	$1,357.1	$1,415.1

Capitalization and Liabilities

Capitalization
Member's equity	$540.9	$470.5
Long-term debt	278.5	277.2

Total Capitalization	819.4	747.7

Current Liabilities
Short-term debt	111.0	133.1
Accounts payable	52.9	71.6
Refundable gas costs	4.7	4.9
Other	19.4	17.3

Total Current Liabilities	188.0	226.9

Deferred Credits and Other Liabilities
Regulatory liabilities	313.4	318.2
Deferred income taxes - long-term	2.0	91.4
Other	34.3	30.9

Total Deferred Credits and Other Liabilities	349.7	440.5

Total Capitalization and Liabilities	$1,357.1	$1,415.1

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30

	2004	2003

	(Millions of Dollars)
Operating Activities
Net (loss) income	($36.0)	$17.7
Reconciliation to cash:
Depreciation and amortization	30.8	29.8
Goodwill impairment	51.0	-
Net pension and other postretirement income	(5.1)	(5.7)
Deferred income taxes and investment tax credits, net	12.8	3.6
Change in:
Accounts receivable and accrued revenues	95.0	75.9
Inventories	(36.6)	(55.7)
Prepaid and accrued taxes	(15.2)	(4.9)
Accounts payable	(18.7)	24.1
Refundable gas costs	(0.2)	(3.5)
Other assets and liabilities	(10.1)	(14.7)

Cash Provided by Operating Activities	67.7	66.6

Investing Activities
Capital expenditures	(47.6)	(103.4)
Other	0.9	(3.1)

Cash (Used in) Investing Activities	(46.7)	(106.5)

Financing Activities
Change in short-term debt	(22.1)	38.9

Cash (Used in) Provided by Financing Activities	(22.1)	38.9

Change in Cash and Cash Equivalents	(1.1)	(1.0)

Cash and Cash Equivalents at Beginning of Period	1.1	1.4

Cash and Cash Equivalents at End of Period	$ -	$0.4

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$11.1	$7.7
Income taxes (net of refunds)	$10.4	$12.6

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

 1 -- GENERAL INFORMATION

Our accompanying unaudited condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2003 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary to a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year 2004 because of seasonal and other factors.

In connection with Wisconsin Energy's sale of WICOR, Inc. and its manufacturing subsidiaries to Pentair, Inc. effective July 31, 2004, WICOR transferred its ownership interest in Wisconsin Gas to Wisconsin Energy which resulted in us becoming a direct wholly-owned subsidiary of Wisconsin Energy, effective July 28, 2004. Prior to becoming a direct subsidiary of Wisconsin Energy, we converted from a Wisconsin corporation to a Wisconsin single member limited liability company and changed our name to Wisconsin Gas LLC. Wisconsin Energy is our sole member.

 2 -- GOODWILL

We account for goodwill under Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is not subject to amortization. However, goodwill is subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense.

To perform our annual test of goodwill, we are required to make various assumptions about our future profitability as compared to published projections for other similar businesses, capital expenditures and discount and growth rates. We assess the fair value by considering future discounted cash flows. This analysis is supplemented with a comparison of fair value based on public company trading multiples and merger and acquisition transaction multiples for similar companies. A significant change in these markets or a difference between actual results and our projections could result in an impairment loss related to a decrease in the goodwill asset. We perform our annual impairment test as of August 31.

We performed the annual assessment of our goodwill for impairment by applying fair value based tests as of August 31, 2004. In conjunction with the change in tax basis of our assets (see note 3), we recorded a deferred tax asset at the undiscounted estimated future tax cash benefits in accordance with SFAS 109. In determining the fair value of Wisconsin Gas for the annual goodwill impairment testing, the estimated future cash flows including tax benefits were discounted to arrive at the estimated fair value of Wisconsin Gas. The $51 million goodwill impairment charge recorded in the third quarter of 2004 resulted primarily from the impact of recording the deferred tax asset. Since the goodwill is not amortizable for tax purposes, there is no related tax benefit recorded on the goodwill impairment charge.

 3 - MEMBER'S EQUITY

In connection with Wisconsin Energy's sale of WICOR, Inc. and its manufacturing subsidiaries, WICOR transferred its ownership interest in Wisconsin Gas to Wisconsin Energy which resulted in us becoming a direct wholly-owned subsidiary of Wisconsin Energy. Prior to us becoming a direct subsidiary of

Wisconsin Energy, we converted from a Wisconsin corporation to a Wisconsin single member limited liability company with Wisconsin Energy as our sole member. Our ownership interest, formerly held by WICOR, Inc., was transferred to Wisconsin Energy in exchange for some of the issued and outstanding common shares of WICOR, Inc. held by Wisconsin Energy Corporation. As a result of this stock redemption and Wisconsin Energy's payment of the income tax liability associated with the new valuation of our assets, our capitalization now reflects the impact of an equity contribution from Wisconsin Energy. The amount of the equity contribution of $106.1 million was based on the future tax benefits arising from the change in tax basis of our assets based on the new valuation. Accordingly, we also adjusted deferred taxes by $106.1 based on the new tax basis of our assets.

Comprehensive Income:   Comprehensive income includes all changes in member's equity during a period except those resulting from investments by and distributions to members. We had the following total comprehensive income during the nine months ended September 30, 2004 and 2003:

	Nine months ended September 30

Comprehensive Income	2004	2003

	(Millions of Dollars)

Net (Loss) Income	($36.0)	$17.7
Other Comprehensive Income (Loss)
Hedging (Losses) Gains	(0.2)	1.1

Total Other Comprehensive (Loss) Income	(0.2)	1.1

Total Comprehensive (Loss) Income	($36.2)	$18.8

Prior to changing to a limited liability company on July 28, 2004, we were organized as a C-corporation. As a C-corporation, our equity at December 31, 2003 consisted of the following amounts, in millions:

Common stock	$ -
Other paid-in-capital	677.2
Retained earnings deficit	(206.9)
Accumulated other comprehensive income	0.2

Total Common Equity	$ 470.5

 4 - EMPLOYEE BENEFITS

The components of our net periodic pension and other post-retirement benefit costs for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Pension Benefits		Other Post-retirement Benefits

	2004	2003	2004	2003

	(Millions of Dollars)
Three Months Ended September 30
Net Periodic Benefit (Income) Cost
Service cost	$0.8	$0.7	$0.1	$0.1
Interest cost	2.4	2.5	1.1	1.1
Expected return on plan assets	(5.5)	(6.3)	(1.5)	(1.3)
Amortization of:
Transition (asset) obligation	-	-	-	-
Prior service cost	-	-	0.2	0.2
Actuarial loss	0.4	0.1	0.4	0.5

Net Periodic Benefit (Income) Cost	($1.9)	($3.0)	$0.3	$0.6

Nine Months Ended September 30
Net Periodic Benefit (Income) Cost
Service cost	$2.3	$2.2	$0.4	$0.3
Interest cost	7.2	6.9	3.3	3.4
Expected return on plan assets	(16.6)	(16.8)	(4.5)	(3.8)
Amortization of:
Transition (asset) obligation	-	-	-	-
Prior service cost	-	-	0.5	0.5
Actuarial loss	1.2	0.2	1.1	1.4

Net Periodic Benefit (Income) Cost	($5.9)	($7.5)	$0.8	$1.8

We previously disclosed that we expect to fund $0.6 million for pension benefit plans during 2004. Any discretionary contributions in 2004 to other post-retirement benefit plans are expected to occur in December. Contributions to these post-retirement benefit plans are discretionary.

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

In accordance with FSP 106-2, we chose to recognize the effects of the Act retroactively effective January 1, 2004 with the impacts calculated actuarially. As of September 30, 2004, the total pre-tax reduction of other post-retirement benefits expense was of $0.4 million under SFAS 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. The annual pre-tax reduction in SFAS 106 expense is expected to total $0.5 million. Assumptions used to develop this reduction include those used in the determination of the annual SFAS 106 expense and also include expectations of how the federal program will ultimately operate. There are currently no written regulations that provide this level of detail regarding the ultimate operation of the subsidy program. It is expected that final regulations will be published in early 2005.

 5 -- GUARANTEES

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits as of September 30, 2004 was $5.8 million and $2.9 million as of December 31, 2003.

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

7 - SEVERANCE PLANS

On September 28, 2004, Wisconsin Energy announced an enhanced severance package for selected non-officer management employees of it and its subsidiaries that elect to voluntarily resign (Voluntary Separation Plan) to help reduce upward pressure on operating expenses. Eligible employees have from October 4, 2004 through November 12, 2004 to apply to participate in this plan. Wisconsin Energy expects that at least 120 employees will volunteer for the Voluntary Separation Plan. As of September 30, 2004 we have recorded an accrual of $1.6 million ($1.0 million after tax) representing our estimate of the minimum obligation related to Wisconsin Gas. We expect to record additional costs in the fourth quarter of 2004, when the actual number of employees will be known. We do not expect the total costs under this plan for Wisconsin Gas to exceed $7.0 million.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2004

EARNINGS

We had a net loss of $57.2 million during the third quarter of 2004 compared with a $5.9 million net loss during the third quarter of 2003.  Our net loss includes a goodwill impairment charge of $51 million.

Earnings are typically lower during the third quarter of each year due to the seasonal nature of the gas utility business.  A more detailed analysis of financial results follows.

Operating Revenues, Gross Margin and Therm Deliveries

A comparison follows of our operating revenues, gross margin and gas deliveries during the third quarter of 2004 with similar information for the third quarter of 2003 including favorable (better (B)) or unfavorable (worse (W)) variances. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms.

	Three Months Ended September 30

Operations	2004	B (W)	2003

	(Millions of Dollars)

Operating Revenues	$74.5	($3.1)	$77.6
Cost of Gas Sold	47.0	5.3	52.3

Gross Margin	$27.5	$2.2	$25.3

For the three months ended September  30, 2004, gross margin increased $2.2 million or 8.7%. Our margins increased by approximately $4.7 million due to a February 2004 rate increase for the recovery of costs associated with the Ixonia Lateral, which was placed into service in December 2003. Recognition of $2.2 million of gas cost incentive revenues during the third quarter of 2003 under our gas cost recovery mechanisms partially offset the rise in gas operating revenues and gas margin, however, because we did not recognize any similar incentive revenues during the third quarter of 2004. For more information regarding the February 2004 rate increase, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

The following table compares our gross margin and natural gas therm deliveries by customer class during the third quarter of 2004 with similar information for the third quarter of 2003.

	Three Months Ended September 30

	Gross Margin			Therm Deliveries

Operations	2004	B (W)	2003	2004	B (W)	2003

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$16.0	$2.7	$13.3	28.6	(1.1)	29.7
Commercial/Industrial	4.6	1.2	3.4	20.1	0.1	20.0
Interruptible	0.2	(0.1)	0.3	2.7	(0.7)	3.4

Total Gas Sold	20.8	3.8	17.0	51.4	(1.7)	53.1
Transported Gas	5.4	0.5	4.9	96.9	0.8	96.1
Other Operating	1.3	(2.1)	3.4	-	-	-

Total	$27.5	$2.2	$25.3	148.3	(0.9)	149.2

Weather - Degree Days (a)
Heating (141 Normal)				133	(1)	134

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses decreased by $1.0 million or 4.5% during the third quarter of 2004 when compared with the third quarter of 2003.  Our bad debt expenses were $3.6 million lower during the third quarter of 2004 due to the deferral of residential bad debts pursuant to an order from the Public Service Commission of Wisconsin (PSCW) in June 2004.  We did not receive similar authority from the PSCW to defer 2003 bad debt costs until the fourth quarter.  This decrease was partially offset by $1.6 million in severance costs associated with the Voluntary Severance Program. For more information regarding the deferral of bad debt costs, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

Goodwill Impairment

The $51 million impairment charge during the third quarter of 2004 resulted primarily from the impact of the contribution of the deferred tax asset by Wisconsin Energy.

Interest Expense

Interest expense increased by $1.8 million for the three months ended September 30, 2004 compared to the same period in 2003. This increase reflects the December 2003 issuance of $125 million of unsecured 5.20% Debentures due December 1, 2015, the proceeds of which were used to reduce short-term borrowings. In addition, with the completion of the Ixonia Lateral in December 2003, we stopped capitalizing interest associated with this project.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2004

EARNINGS

We incurred a net loss of $36.0 million during the first nine months of 2004 compared to $17.7 million of net income during the first nine months of 2003, primarily due to a goodwill impairment charge of $51 million in the third quarter of 2004 and higher interest expense. Gross margin increased slightly between the comparative periods because of higher revenues resulting from a rate increase which almost completely offset the effects of warmer winter weather during 2004 on volumes of gas sales. Higher costs during the first nine months of 2004 linked to Wisconsin's public benefits legislation were offset by the deferral of residential bad debt expenses that was authorized by the PSCW in June 2004.

Operating Revenues, Gross Margin and Therm Deliveries

A comparison follows of our operating revenues, gross margin and gas deliveries during the first nine months of 2004 with similar information for the first nine months of 2003. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Operating revenues decreased by $19.9 million or 3.9% due primarily to a weather-related decrease in therm deliveries.

	Nine Months Ended September 30

Operations	2004	B (W)	2003

	(Millions of Dollars)

Operating Revenues	$495.6	($19.9)	$515.5
Cost of Gas Sold	344.7	22.9	367.6

Gross Margin	$150.9	$3.0	$147.9

For the nine months ended September 30, 2004, gross margin increased $3.0 million or 2.0% when compared to the nine months ended September 30, 2003. This was due primarily to a February 2004 rate increase associated with costs for the Ixonia Lateral which increased our gross margin by approximately $12.4 million.  For more information regarding the February 2004 rate increase, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

Less favorable winter weather in 2004 as compared to 2003 reduced therm deliveries by 5.2% between the comparative periods, offsetting most of the impact of the rate increase.  As measured by heating degree days, the first nine months of 2004 were 7.9% warmer than the same period during 2003.  As a result, we estimate that weather reduced our gross margin by approximately $7.2 million between the comparative periods. In addition, we recognized $2.2 million of gas cost incentive revenues during 2003. We did not recognize any similar incentive revenues during the first nine months of 2004.

The following table compares our gross margin and natural gas therm deliveries by customer class during the first nine months of 2004 with similar information for the first nine months of 2003.

	Nine Months Ended September 30

	Gross Margin			Therm Deliveries

Operations	2004	B (W)	2003	2004	B (W)	2003

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$98.0	$2.8	$95.2	319.9	(24.6)	344.5
Commercial/Industrial	27.1	(1.0)	26.1	181.9	(16.1)	198.0
Interruptible	1.0	-	1.0	14.2	(0.8)	15.0

Total Gas Sold	126.1	1.8	122.3	516.0	(41.5)	557.5
Transported Gas	19.8	1.1	18.7	351.7	(5.9)	357.6
Other Operating	5.0	(1.9)	6.9	-	-	-

Total	$150.9	$3.0	$147.9	867.7	(47.4)	915.1

Weather - Degree Days (a)
Heating (4,387 Normal)				4,458	(381)	4,839

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses decreased by $0.9 million or 1.1% during the first nine months of 2004 when compared with the first nine months of 2003. This decrease reflects the deferral of residential bad debt write-offs incurred during 2004 in excess of amounts included in current utility rates which were partially offset by additional costs linked to Wisconsin's public benefits legislation. Partial recovery of the additional costs associated with the Wisconsin public benefits legislation is included in the February 2004 rate increase. The decrease was further offset by $1.6 million in severance costs associated with the Voluntary Severance Program.

For more information regarding the deferral of bad debt costs, see Factors Affecting Results, Liquidity and Capital Resources -- Other Utility Rate and Regulatory Matters.

Goodwill Impairment

The $51 million impairment charge recorded during the third quarter of 2004 resulted primarily from the impact of the contribution of the deferred tax asset by Wisconsin Energy.

Interest Expense

Interest expense increased by $5.3 million for the nine months ended September 30, 2004 compared to the same period in 2003. This increase reflects the December 2003 issuance of $125 million of unsecured 5.20% Debentures due December 1, 2015, the proceeds of which were used to reduce short-term borrowings. Also, in connection with the completion of the Ixonia Lateral in December 2003, we stopped capitalizing interest associated with this project.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the first nine months of 2004 and 2003:

	Nine Months Ended September 30

Wisconsin Gas Company	2004	2003

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$67.7	$66.6
Investing Activities	($46.7)	($106.5)
Financing Activities	($22.1)	$38.9

Operating Activities

Cash provided by operating activities increased to $67.7 million during the first nine months of 2004 compared with $66.6 million during the same period in 2003. This increase was due in large part to lower working capital requirements between the comparative periods due to a greater impact from natural gas withdrawn from storage and improved collection of accounts receivable balances.

Investing Activities

During the first nine months of 2004, we invested a total of $46.7 million, a decrease of $59.8 million over the same period in 2003, primarily due to completion of construction on the Ixonia Lateral project in 2003.

Financing Activities

During the nine months ended September 30, 2004, we reduced short-term borrowings by $22.1 million compared with an increase of $38.9 million for the first nine months of 2003. Our earnings and cash flows are seasonal and vary depending upon the impact of weather.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining three months of 2004 are expected to be met primarily through internally generated funds, short-term borrowings and existing lines of credit.

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

As of September 30, 2004, we had approximately $200 million of available unused lines of bank back-up credit facilities. On September 30, 2004, we had approximately $111.0 million of total short-term debt outstanding.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes the facility at September 30, 2004:

Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term

(Millions of Dollars)

$200.0	$ -	$200.0	June-2007	3 year

The following table shows our capitalization structure at September 30, 2004 and at December 31, 2003:

Capitalization Structure	September 30, 2004		December 31, 2003

	(Millions of Dollars)

Member's Equity	$540.9	58.1%	$470.5	53.4%
Long-Term Debt	278.5	29.9%	277.2	31.5%
Short-Term Debt	111.0	12.0%	133.1	15.1%

Total	$930.4	100.0%	$880.8	100.0%

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities by Standard & Poors Corporation (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) as of September 30, 2004.

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

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, which may include, from time to time, financial guarantees and letters of credit, which support construction projects, commodity contracts and other payment obligations. Our estimated maximum exposure under these agreements is zero as of September 30, 2004.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments as of September 30, 2004 decreased compared with December 31, 2003 as periodic payments related to these types of obligations were greater than new commitments made in the ordinary course of business during the nine months ended September 30, 2004.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Credit Rating Risk: We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of employee benefit plans that could require, in the event of a credit ratings change to below investment grade, an accelerated payment. At September 30, 2004, we estimate that the potential payments under these agreements that could result from credit rating downgrades totaled approximately $0.7 million.

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

OTHER UTILITY RATE AND REGULATORY MATTERS

Request for Deferral of Uncollectible Accounts Receivable:   Due to a combination of unusually high natural gas prices, a soft economy within our service territory, and limited governmental assistance available to low-income customers, we have seen a significant increase in residential uncollectible accounts receivable. Because of this, we sent a letter to the PSCW in May 2004 requesting authority to defer for future rate recovery all residential bad debt expenses incurred during 2004 in excess of amounts included in current utility rates. In June 2004, we received authorization for the deferral from the PSCW. We estimate that we will defer approximately $6.0 million during all of 2004.

CAUTIONARY FACTORS

We regularly include forward-looking statements in documents such as this report and in other public documents or oral presentations. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, our intent is that terms such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "may," "objectives," "plans," "possible," "potential," "projects" or similar expressions identify our forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures at Wisconsin Gas, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks in Part I of this report and in Part I of our Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2004. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of Wisconsin Gas' 2003 Annual Report on Form 10-K.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of our 2003 Annual Report on Form 10-K and Item 1, Legal Proceedings, in Part II of our Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2004.

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

ITEM 6. EXHIBITS

Exhibit No.

2	Plan of acquisition, reorganization, arrangement, liquidation, or succession

2.1	Plan of Conversion of Wisconsin Gas Company Into Wisconsin Gas LLC, effective as of July 28, 2004. (Exhibit 2.1 to Wisconsin Gas'07/28/04 Form 8-K.)

3	Articles of Incorporation and By-laws

3.1	Articles of Organization of Wisconsin Gas LLC, effective as of July 28, 2004. (Exhibit 3.1 to Wisconsin Gas' 07/28/04 Form 8-K.)

3.2	Limited Liability Company Agreement of Wisconsin Gas LLC, dated as of July 28, 2004. (Exhibit 3.2 to Wisconsin Gas' 07/28/04 Form 8-K.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN GAS LLC
(Registrant)

/s/STEPHEN P. DICKSON
Date: November 12, 2004	Stephen P. Dickson, Controller, Chief Accounting Officer and duly authorized officer