Form 10-K
period 2004-12-31
WISCONSIN GAS LLC
filed 2005-03-11
CIK 107819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number	Registrant; State of Incorporation Address; and Telephone Number	IRS Employer Identification No.
001-07530	WISCONSIN GAS LLC	39-1391525
(A Wisconsin Limited Liability Company)
231 West Michigan Street
P.O. Box 2046
Milwaukee, WI 53201
(414) 221-2345

Securities registered pursuant to Section 12 (b) of the Act:    None

Securities registered pursuant to Section 12 (g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the common equity of Wisconsin Gas LLC held by non-affiliates as of June 30, 2004 was zero. All of the membership interests of Wisconsin Gas LLC are held by Wisconsin Energy Corporation.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date (January 31, 2005):

1,125 Common Membership Interests

Documents Incorporated by Reference

None.

Reduced Disclosure Format

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format.

2004 Form 10-K

WISCONSIN GAS LLC

FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 2004

2	Wisconsin Gas LLC

2004 Form 10-K

PART I

ITEM 1.	BUSINESS

INTRODUCTION

Wisconsin Gas LLC, formerly Wisconsin Gas Company, is a natural gas distribution public utility which serves approximately 577,000 gas customers in Wisconsin. Wisconsin Gas is a single member limited liability company organized under the laws of the state of Wisconsin and is a wholly owned subsidiary of Wisconsin Energy Corporation (Wisconsin Energy). Wisconsin Energy has integrated Wisconsin Gas’ operations with the gas operations and corporate support areas of Wisconsin Electric Power Company (Wisconsin Electric), Wisconsin Energy’s wholly-owned electric, gas and steam utility. In April 2002, Wisconsin Electric and Wisconsin Gas began doing business under the trade name “We Energies”. Unless qualified by their context when used in this document, the terms Wisconsin Gas, the Company, our, us or we refer to Wisconsin Gas.

We maintain our principal executive offices in Milwaukee, Wisconsin. We are the largest natural gas distribution public utility operating throughout Wisconsin. We are subject to the regulation of the Public Service Commission of Wisconsin (PSCW) as to various phases of our operations, including rates, service and issuance of long-term securities.

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

	December 31, 2004		December 31, 2003
	Therms	Percent	Therms	Percent
	(Millions)		(Millions)
Customer Class
Residential	467.6	37.9%	492.8	38.4%
Commercial/Industrial Firm	263.6	21.4%	281.6	22.0%
Commercial/Industrial Interruptible	18.3	1.5%	20.7	1.6%

Total Sales	749.5	60.8%	795.1	62.0%
Transported	483.5	39.2%	487.9	38.0%

Total Gas Throughput	1,233.0	100.0%	1,283.0	100.0%

Cautionary Factors: Certain statements contained herein are “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements include, among other things, statements regarding management’s expectations and projections regarding regulatory matters, gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources and other matters. Also, Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “objectives,” “plans,” “possible,” “potential,” “projects” or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, those risks and uncertainties described under the heading “Cautionary Factors” in Item 7 of this report, as well as other matters described under the heading “Factors Affecting Results, Liquidity and Capital Resources” in Item 7 of this report, and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC) or otherwise described throughout this document.

GAS UTILITY OPERATIONS

We are authorized to provide retail gas distribution service in designated territories in the state of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities. We also transport customer-owned gas. We are the largest natural gas distribution utility in

3	Wisconsin Gas LLC

2004 Form 10-K

ITEM 1.	BUSINESS – (Cont’d)

Wisconsin. Our largest concentration of customers is in the City of Milwaukee, Wisconsin and surrounding suburban communities.

Gas Deliveries

Our gas utility business is highly seasonal due to the heating requirements of residential and commercial customers. Annual gas sales are also impacted by the variability of winter temperatures.

See “Results of Operations” in Item 7 for selected gas operating information by customer class during each of the three years in the period ended December 31, 2004.

We delivered approximately 1,233 million therms of gas during 2004, including customer-owned transported gas, a 3.9% decrease compared with 2003. As of December 31, 2004, we were transporting gas for approximately 1,105 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 39% of the total volumes delivered by us during 2004, 38% during 2003 and 39% during 2002. We had approximately 577,000 customers at December 31, 2004, an increase of approximately 1.3% since December 31, 2003.

Our maximum daily send-out in 2004 was 922,076 dekatherms on January 29, 2004. A dekatherm is equivalent to ten therms or one million British thermal units.

Sales to Large Gas Customers: We provide gas utility service to a diversified base of industrial customers. Major industries served include the paper, food products and fabricated metal products industries.

In late February 2001, Wisconsin Energy filed a petition with the PSCW starting the regulatory review process for a 10-year strategy, originally proposed in September 2000, to improve the supply and reliability of electricity in Wisconsin. As part of Wisconsin Energy’s Power the Future strategy, Wisconsin Energy is investing in new natural gas-fired and coal-fired generating capacity. We expect the natural gas-fired facilities to be transport customers of ours.

Gas Deliveries Growth: We currently forecast our total therm deliveries of natural gas to grow at an annual rate of approximately 4.8% over the next five-years. This forecast reflects a current year normalized sales level and assumes moderate growth in the economy of our service territory, normal weather and incremental Power the Future demand.

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

Federal and state regulators continue to implement policies to bring more competition to the gas industry. For information concerning proceedings by the PSCW to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry, see “Factors Affecting Results, Liquidity and Capital Resources” in Item 7. While the gas utility distribution function is expected to remain a highly regulated, monopoly function, the sales of the natural gas commodity and related services are expected to become increasingly subject to competition from third parties. However, it remains uncertain if and when the current economic

4	Wisconsin Gas LLC

2004 Form 10-K

ITEM 1.	BUSINESS – (Cont’d)

disincentives for small customers to choose an alternative gas commodity supplier may be removed such that we begin to face competition for the sale of gas to our smaller firm customers.

Gas Supply, Pipeline Capacity and Storage

We have been able to meet our contractual obligations with both our suppliers and our customers despite periods of severe cold and unseasonably warm weather.

Pipeline Capacity and Storage: Our natural gas originates in three major gas producing areas of North America: the Oklahoma and Texas basins, the Gulf of Mexico and western Canada. We have contracted for long-term firm capacity from each of these areas. This strategy reflects management’s belief that overall supply security is enhanced by geographic diversification of the supply portfolios and that Canada represents an important long-term source of reliable, competitively-priced gas. Wisconsin Energy also has a one-third ownership interest in the Guardian Pipeline which receives gas supply in the Joliet, Illinois market hub.

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

Term Gas Supply: We currently have contracts for firm supplies with terms in excess of 30 days with 12 gas suppliers for gas acquired in the Joliet, Illinois market hub and in the three producing areas discussed above. The pricing of the term contracts is based upon first of the month indices. Management believes that the volume of gas under contract is sufficient to meet our forecasted firm peak day demand.

Secondary Market Transactions: Capacity release is a mechanism by which pipeline long-line and storage capacity and gas supplies under contract can be resold in the secondary market. Local distribution companies, such as us, must contract for capacity and supply sufficient to meet the firm peak day demand of their customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to ratepayers, subject to our gas cost incentive mechanism pursuant to which we have an opportunity to share in the cost savings. See “Factors Affecting Results, Liquidity and Capital Resources – Rates and Regulatory Matters” in Item 7 for information on the gas cost recovery mechanism (GCRM) and gas cost incentive mechanism. During 2004, we continued our active participation in the capacity release market.

Spot Market Gas Supply: We expect to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. We have supply relationships with a number of sellers from whom we purchase spot gas.

Hedging Gas Supply Prices: We have PSCW approval to hedge (i) up to 50% of planned flowing gas supply using NYMEX based natural gas options, (ii) up to 10% of planned flowing gas supply using NYMEX based natural gas future contracts and (iii) up to 33% of planned storage withdrawals using NYMEX based natural gas options. That approval allows us to pass 100% of the hedging costs (premiums and brokerage fees) and proceeds (gains and losses) through our purchase gas adjustment mechanism. Hedge targets (volumes) are provided annually to the PSCW as part of our five-year gas supply plan filing.

5	Wisconsin Gas LLC

2004 Form 10-K

ITEM 1.	BUSINESS – (Cont’d)

To the extent that opportunities develop and our physical supply operating plans will support them, we also have PSCW approval to utilize NYMEX-based natural gas derivatives to capture favorable forward market price differentials. That approval provides for 100% of the related proceeds to accrue to our GCRM.

Guardian Pipeline: Wisconsin Energy has a one-third interest in a joint venture, Guardian Pipeline, L.L.C. (Guardian). Two unaffiliated companies also have one-third interests. Guardian owns an interstate natural gas pipeline from the Joliet, Illinois market hub to southeastern Wisconsin that is designed to serve the growing demand for natural gas in Wisconsin and Northern Illinois. Guardian began commercial operation in early December 2002. Currently, Guardian has firm precedent agreements to transport 87% of its 750,000 dekatherms per day pipeline design capacity. We have committed to purchase 650,000 dekatherms (approximately 87% of the pipelines total capacity) per day of capacity on the pipeline over a long-term contract that expires in December 2012.

WATER UTILITY OPERATIONS

In November 1998, we entered into the water distribution business to leverage off of operational similarities with our natural gas business. As of December 31, 2004, we served approximately 2,700 water customers in the suburban Milwaukee area compared with approximately 2,600 customers at December 31, 2003. We also provide contract services to local municipalities and businesses within our service territory for water system repair and maintenance. Our water revenues totaled $1.9 million and $1.8 million in 2004 and 2003, respectively.

UTILITY RATE MATTERS

See “Factors Affecting Results, Liquidity and Capital Resources – Rates and Regulatory Matters” in Item 7.

REGULATION

We are subject to the regulation of the PSCW as to retail gas and water rates in the state of Wisconsin, standards of service, issuance of long-term securities, construction of certain new facilities, transactions with affiliates, billing practices and various other matters.

We are also subject to regulations, where applicable, of the United States Environmental Protection Agency (EPA) and the Wisconsin Department of Natural Resources (WDNR).

Gas Cost Recovery: Our rates traditionally contain clauses providing for periodic rate adjustments, with PSCW approval, to reflect changes in purchased gas costs.

The PSCW approved a new performance-based GCRM which became effective April 1, 2001. See “Rates and Regulatory Matters” in Item 7.

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

6	Wisconsin Gas LLC

2004 Form 10-K

ITEM 1.	BUSINESS – (Cont’d)

ENVIRONMENTAL COMPLIANCE

Environmental Expenditures

For discussion of environmental issues, see “Environmental Matters” in Item 3.

Manufactured Gas Plant Sites

We are reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. See “Note K – Commitments and Contingencies” in the Notes to Financial Statements in Item 8.

OTHER

Research and Development: We had immaterial research and development expenditures in the last three years, primarily for improvement of service. Research and development activities include specific projects performed by employees, consultants and contractors, plus sponsorship of research by industry associations.

Employees: At December 31, 2004, we had 674 total employees, of which 529 were represented under labor agreements.

The employees represented under labor agreements were with the following bargaining units as of December 31, 2004.

	Number of Employees	Expiration Date of Current Labor Agreement
Local 2150 of International Brotherhood of Electrical Workers	126	August 15, 2007
Local 7-0018 of Paper, Allied- Industrial Chemical & Energy Workers International Union	186	May 31, 2007
Local 7-0018-1 of Paper, Allied- Industrial Chemical & Energy Workers International Union	209	November 30, 2006
Local 7-0018-2 of Paper, Allied- Industrial Chemical & Energy Workers International Union	8	February 28, 2005*

Total	529

*	Currently under negotiation.

During 2004, labor and management successfully negotiated one contract which covered 126 employees.

7	Wisconsin Gas LLC

2004 Form 10-K

ITEM 2.	PROPERTIES

We own our principal properties outright except that the major portion of gas utility distribution mains and services are located, for the most part, on or in streets and highways and on land owned by others.

We own a distribution system which, as of December 31, 2004, included approximately 10,400 miles of distribution and transmission mains connected at gate stations to the pipeline transmission systems of ANR Pipeline Company, Guardian, Northern Natural Pipeline Company, Viking Gas Transmission and Michigan Consolidated Gas Company. We have a liquefied natural gas storage plant which converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 3,600 dekatherms per day. We also have a propane air system for peaking purposes. This propane air system will provide approximately 2,400 dekatherms per day of supply to the system. Our distribution system consists almost entirely of plastic and coated steel pipe. We own office buildings in certain communities in which it serves, gas regulating and metering stations, peaking facilities and its major service centers, including garage and warehouse facilities.

Where distribution mains and services occupy private property, in some, but not all, instances we have obtained consents, permits or easements for such installations from the apparent owners or those in possession, generally without an examination of title.

ITEM 3.	LEGAL PROCEEDINGS

In addition to those legal proceedings discussed below, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of such legal proceedings cannot be predicted with certainty, we believe, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material adverse effect on our financial statements.

ENVIRONMENTAL MATTERS

We are subject to federal, state and certain local laws and regulations governing the environmental aspects of our operations. We believe that, perhaps with immaterial exceptions, our existing facilities are in compliance with applicable environmental requirements.

EPA Information Requests: We responded to an EPA request for information pursuant to Comprehensive Environmental Response, Compensation and Liability Act Section 104(e) for the Solvay Coke and Gas Site located in Milwaukee, Wisconsin. All potentially responsive records and corporate legal files have been reviewed and responsive information was provided in October 2004. A predecessor company of ours had a customer and corporate relationship with the entity that owned and operated the site, Milwaukee Solvay Coke Company. Although we have not accepted responsibility for costs of any sort related to the property, remediation cost estimates and reserves continue to be included in the estimated manufactured gas plant values reported in “Note K – Commitments and Contingencies” in the Notes to Financial Statements in Item 8.

See “Manufactured Gas Plant Sites” in Note K – Commitments and Contingencies” in the Notes to Financial Statements in Item 8, which is incorporated by reference herein, for a discussion of matters related to certain manufactured gas plant sites.

UTILITY RATE MATTERS

See “Factors Affecting Results, Liquidity and Capital Resources – Rates and Regulatory Matters” in Item 7 for information concerning rate matters in the jurisdictions where we do business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2)(c).

8	Wisconsin Gas LLC

2004 Form 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 2004 and positions of our executive officers are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Limited Liability Company Operating Agreement. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected. Reference to Wisconsin Gas LLC includes the time spent with its predecessor, Wisconsin Gas Company.

Gale E. Klappa. Age 54.

•	Wisconsin Energy Corporation – Chairman of the Board and Chief Executive Officer since May 2004. President since April 2003.
•	Wisconsin Electric Power Company – Chairman of the Board since May 2004. President and Chief Executive Officer since August 2003.
•	Wisconsin Gas LLC – Chairman of the Board since May 2004. President and Chief Executive Officer since August 2003.
•	Southern Company – Executive Vice President, Chief Financial Officer and Treasurer from March 2001 to April 2003. Chief Strategic Officer from October 1999 to March 2001. Southern Company is a public utility holding company serving the southeastern United States.
•	Director of Wisconsin Energy Corporation, Wisconsin Electric Power Company and Wisconsin Gas LLC since 2003.

Charles R. Cole. Age 58.

•	Wisconsin Electric Power Company – Senior Vice President since 2001. Vice President of Distribution Operations from 1999 to 2000.
•	Wisconsin Gas LLC – Senior Vice President since July 2004.

Stephen P. Dickson. Age 44.

•	Wisconsin Energy Corporation – Controller since 2000.
•	Wisconsin Electric Power Company – Controller since 2000.
•	Wisconsin Gas LLC – Controller since 1998.

Frederick D. Kuester. Age 54.

•	Wisconsin Energy Corporation – Executive Vice President since May 2004.
•	Wisconsin Electric Power Company – Executive Vice President since May 2004. Chief Operating Officer since October 2003.
•	Wisconsin Gas LLC – Executive Vice President since May 2004.
•	Mirant Corporation – Senior Vice President - International from 2001 to October 2003 and Chief Executive Officer of Mirant Asia-Pacific Limited from 1999 to October 2003. Mirant is a multi-national energy company that produces and sells electricity. Mirant Corporation and certain of its subsidiaries voluntarily filed for bankruptcy in July 2003. Other than certain Canadian subsidiaries, none of Mirant’s international subsidiaries filed for bankruptcy.

Allen L. Leverett. Age 38.

•	Wisconsin Energy Corporation – Executive Vice President since May 2004. Chief Financial Officer since July 2003.
•	Wisconsin Electric Power Company – Executive Vice President since May 2004. Chief Financial Officer since July 2003.
•	Wisconsin Gas LLC – Executive Vice President since May 2004. Chief Financial Officer since July 2003.
•	Georgia Power Company – Executive Vice President, Treasurer and Chief Financial Officer from May 2002 to July 2003. Assistant Treasurer from 2000 to 2002. Georgia Power Company is a utility affiliate of Southern Company, which is a public utility holding company serving the southeastern United States.
•	Southern Company Services, Inc. – Vice President and Treasurer from 2000 to 2002. Vice President of Financial Planning & Analysis from 1997 to 2000. Southern Company Services, Inc. is also an affiliate of Southern Company.

9	Wisconsin Gas LLC

2004 Form 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT – (Cont’d)

Kristine A. Rappé. Age 48.

•	Wisconsin Energy Corporation – Senior Vice President and Chief Administrative Officer since May 2004. Vice President from 2003 to April 2004. Corporate Secretary from 2001 to August 2004.
•	Wisconsin Electric Power Company – Senior Vice President and Chief Administrative Officer since May 2004. Corporate Secretary from 2001 to August 2004. Vice President from 2001 to April 2004. Vice President of Customer Services from 1995 to 2001.
•	Wisconsin Gas LLC – Senior Vice President and Chief Administrative Officer since May 2004. Corporate Secretary from 2001 to August 2004. Vice President from 2001 to April 2004.

Larry Salustro. Age 57.

•	Wisconsin Energy Corporation – Executive Vice President since May 2004. General Counsel since 2000. Senior Vice President from 2000 to April 2004.
•	Wisconsin Electric Power Company – Executive Vice President since May 2004. General Counsel since 2000. Senior Vice President from 2000 to April 2004. Vice President – Legal, Regulatory and Governmental Affairs from 1997 to 2000.
•	Wisconsin Gas LLC – Executive Vice President since May 2004. General Counsel since 2000. Senior Vice President from 2000 to April 2004.

Certain executive officers also hold offices in other of Wisconsin Energy’s subsidiaries.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a wholly-owned subsidiary of Wisconsin Energy and none of our stock is publicly traded. We did not pay any dividends during the three years ended December 31, 2004.

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy.

ITEM 6.	SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I(2)(a).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

INTRODUCTION

The financial statements include the accounts of Wisconsin Gas LLC (Wisconsin Gas or the Company, our, we or us), a wholly-owned subsidiary of Wisconsin Energy Corporation (Wisconsin Energy). We are a public utility engaged in the distribution of natural gas throughout Wisconsin. Most of our revenues are derived from gas delivered in southeastern Wisconsin. In addition, we operate a small water utility that has annual revenues less than $2.0 million.

10	Wisconsin Gas LLC

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

Wisconsin Gas and Wisconsin Electric Power Company, (Wisconsin Electric), another wholly-owned subsidiary of Wisconsin Energy, have combined many of their common functions and operate under the trade name “We Energies”.

Prior to July 2004, Wisconsin Gas was a corporation and was a wholly-owned subsidiary of WICOR, Inc. who was a wholly-owned subsidiary of Wisconsin Energy. In July 2004, Wisconsin Gas converted to a Wisconsin single member limited liability company (LLC), and the interest in the LLC was transferred from WICOR to Wisconsin Energy in connection with the redemption of certain shares of WICOR stock.

Cautionary Factors: Certain statements contained herein are “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements include, among other things, statements regarding management’s expectations and projections regarding regulatory matters, gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources and other matters. Also, Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “objectives,” “plans,” “possible,” “potential,” “projects” or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, those risks and uncertainties described under the heading “Cautionary Factors” in this Item 7, as well as other matters described under the heading “Factors Affecting Results, Liquidity and Capital Resources” in this Item 7, and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC) or otherwise described throughout this document.

CORPORATE STRATEGY

Business Opportunities

We are realizing operating efficiencies through the integration of the operations of Wisconsin Electric and Wisconsin Gas. These operating efficiencies should increase customer satisfaction and reduce operating costs.

RESULTS OF OPERATIONS

EARNINGS

2004 vs 2003: We had a net loss of $20.4 million in 2004 compared with net income of $36.8 million during 2003. Our net loss includes an impairment charge of $51 million related to goodwill. A more detailed analysis of financial results follows.

Gas Operating Revenues, Cost of Gas Sold and Gross Margin

Our gas rates allow us to pass on the costs of gas sold on a dollar for dollar basis. As such, we believe that gross margin as a better performance indicator than revenues. The following table compares our gas utility operating revenues and gross margins (total gas operating revenues less cost of gas sold) during 2004, 2003 and 2002.

	2004	2003	2002
	(Millions of Dollars)
Gas Operating Revenues	$729.0	$713.1	$528.4
Cost of Gas Sold	514.0	507.9	334.1

Gross Margin	$215.0	$205.2	$194.3

2004 vs 2003: During 2004, gas operating revenues increased by $15.9 million or 2.2%. This increase in revenues is due primarily to a $25.9 million annual price increase which became effective in February 2004. This increase was partially offset by lower therm deliveries due to less favorable weather and our recognition of $3.0 million less

11	Wisconsin Gas LLC

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

in gas cost incentive revenues under our gas cost recovery mechanism. The increase in purchased gas costs is passed on to customers because changes in the cost of gas sold flow through to revenue under the gas cost recovery mechanism (GCRM).

2003 vs 2002: During 2003, gas operating revenues increased by $184.7 million or 35.0%. This increase in revenues is due primarily to a $173.8 million increase in the delivered cost of natural gas, recognition of $3.0 million of increased gas cost incentive revenues under our GCRM and increased deliveries resulting from colder weather during 2003 compared with 2002. The increase in purchased gas costs is passed on to customers because changes in the cost of gas sold flow through to revenue under the GCRM.

Gas Gross Margin and Therm Deliveries

The following table compares gas gross margin and therm deliveries during 2004, 2003 and 2002.

	Gross Margin			Therm Deliveries
	2004	2003	2002	2004	2003	2002
	(Millions of Dollars)			(Millions, Except Degree Days)
Customer Class
Residential	$142.2	$134.2	$129.4	467.6	492.8	471.7
Commercial/Industrial	39.0	36.8	34.7	263.6	281.6	263.9
Interruptible	1.3	1.4	1.5	18.3	20.7	21.9

Total Gas Sold	182.5	172.4	165.6	749.5	795.1	757.5
Transported Gas	28.0	25.6	25.2	483.5	487.9	473.7
Other Operating	4.5	7.2	3.5	–	–	–

Total	$215.0	$205.2	$194.3	1,233.0	1,283.0	1,231.2

Weather – Degree Days (a) Heating (6,739 Normal)				6,663	7,063	6,551

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

2004 vs 2003: Gas gross margin totaled $215.0 million in 2004, or a $9.8 million improvement from 2003. This increase is due primarily to a $25.9 million annual price increase which became effective in February 2004. This price increase favorably impacted gas revenues by $19.6 million in 2004 as compared to 2003. This price increase was partially offset by lower therm deliveries due to less favorable weather and our recognition of $3.0 million less in gas cost incentive revenues under our GCRM. As measured by heating degree days, 2004 was 5.7% warmer than 2003 and 1.1% warmer than normal. Total therm deliveries of natural gas decreased by 3.9% during 2004, but varied within customer classes. Volume deliveries for the residential and commercial/industrial customer classes decreased by 5.1% and 6.4%, respectively, reflecting warmer winter weather.

2003 vs 2002: Gas gross margin totaled $205.2 million in 2003, or a $10.9 million improvement from 2002. This increase was directly related to a favorable weather-related increase in therm deliveries, especially to residential customers who are more weather sensitive and contribute higher margins per therm than other customer classes. As measured by heating degree days, 2003 was 7.8% colder than 2002 and 5.1% colder than normal. A $3.0 million increase in gas cost incentive revenues during 2003 under our GCRM also contributed to the increased gross margin between the comparative periods. Total therm deliveries of natural gas increased by 4.2% during 2003, but varied within customer classes. Volume deliveries for the residential and commercial/industrial customer classes increased by 4.5% and 6.7%, respectively, reflecting colder weather.

Operation and Maintenance Expenses

2004 vs 2003: Operation and maintenance expenses increased by $9.2 million or 9.5% during 2004 when compared with 2003. This increase was driven by $5.9 million of severance-related costs, primarily due to a

12	Wisconsin Gas LLC

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

Voluntary Separation Plan which was offered to certain management employees in the second half of 2004. We also recognized $6.2 million of increased public benefits costs and experienced higher pension and medical costs of $1.1 million. Partially offsetting these increases was a $6.2 million reduction in bad debt costs due to improved collections and the timing of the PSCW’s deferral order authorizing us to defer bad debt costs for collection in future rates.

2003 vs 2002: Other operation and maintenance expenses increased by $13.2 million or 15.8% during 2003 when compared with 2002. The increase was primarily attributable to pension, medical and other benefit costs, which increased by $5.0 million, and a $4.7 million increase in bad debt expenses in large part due to higher gas bills during 2003.

Impairment Charge

2004 vs 2003: The $51.0 million goodwill impairment charge in 2004 was attributable to the difference between the fair value and recorded value of certain deferred tax assets.

2003 vs 2002: As part of the adoption of Statement of Financial Accounting Statement No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we recorded an impairment charge of $295.0 million which was reflected as a cumulative effect of a change in accounting principle.

Interest Expense

2004 vs 2003: Interest expense increased by $6.6 million during 2004 compared to 2003. This increase reflects the December 2003 issuance of $125 million of unsecured 5.20% Debentures.

2003 vs 2002: Interest expense remained relatively unchanged for 2003 compared to 2002.

Other Income and Deductions

2004 vs 2003: Other income and deductions decreased by $0.9 million in 2004 compared to 2003.

2003 vs 2002: Other income and deductions increased by $4.9 million in 2003 compared to 2002. This increase is due in part to higher returns of $0.7 million associated with other investments. Also, in 2002 we recorded losses on asset sales of $3.2 million.

Income Taxes

During 2004, we recorded a $51.0 million impairment charge, which is a non-deductible cost. Our effective income tax rate, excluding the impact of goodwill impairment charges, was 35.3%, 35.9%, and 37.4% for the three years ended December 31, 2004, 2003 and 2002, respectively. See “Note C – Income Taxes” in the Notes to Financial Statements in this report for additional information.

13	Wisconsin Gas LLC

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table summarizes our cash flows during 2004, 2003 and 2002:

	2004	2003	2002
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$42.1	$11.7	$26.1
Investing Activities	($44.3)	($126.4)	($41.7)
Financing Activities	$3.7	$114.4	$13.5

Operating Activities

During 2004, cash flows from operations increased to $42.1 million compared to $11.7 million in 2003. This increase was primarily attributable to improvements in working capital.

Cash provided by operating activities decreased to $11.7 million during 2003 compared with $26.1 million during the same period in 2002. This decrease was primarily due to an increase in the use of working capital due to higher natural gas prices and higher volumes of natural gas in storage.

Investing Activities

During 2004, we had net cash outflows for investing activities of $44.3 million as compared to net cash outflows of $126.4 million in 2003. This decrease was directly related to construction costs associated with the Ixonia natural gas lateral, which was placed into service in December 2003.

During 2003, we invested a total of $126.4 million, an increase of $84.7 million over the prior year, primarily due to costs for construction of the Ixonia natural gas lateral.

Financing Activities

During 2004, we received $3.7 million from financing activities compared with $114.4 million during 2003. This change is attributed to the December 2003 issuance of $125 million of unsecured 5.20% Debentures.

During 2003, we received $114.4 million from financing activities compared with $13.5 million from financing activities during 2002. In December 2003, we sold $125 million of unsecured 5.20% Debentures due December 1, 2015. The primary use of proceeds for this debt was to finance the Ixonia natural gas lateral.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

We anticipate meeting our capital requirements during 2005 primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities depending on market conditions and other factors. Beyond 2005, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, through the issuance of debt securities depending on market conditions and other factors.

We have access to the capital markets and have been able to generate funds internally and externally to meet our capital requirements. Our ability to attract the necessary financial capital at reasonable terms is critical to our

14	Wisconsin Gas LLC

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

overall strategic plan. We believe that we have adequate capacity to fund our operations for the foreseeable future through our borrowing arrangements and internally generated cash.

On December 31, 2004, we had approximately $200 million of available unused lines in our bank back-up credit facility and approximately $136.9 million of total short-term debt outstanding on such date.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facility at December 31, 2004:

Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term
(Millions of Dollars)
$200.0	$–	$200.0	June 2007	3 year

On June 23, 2004, we entered into an unsecured three year $200 million bank back-up credit facility to replace a $200 million 364 day credit facility that was expiring in 2004. This new facility will expire in June 2007 and may be extended for an additional 364 days, subject to lender agreement.

The following table shows our capitalization structure at December 31:

	2004		2003
	(Millions of Dollars)
Member’s Equity	$556.9	57.3%	$470.5	53.4%
Long-Term Debt (including current maturities)	278.9	28.7%	277.2	31.5%
Short-Term Debt	136.9	14.0%	133.1	15.1%

Total	$972.7	100.0%	$880.8	100.0%

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities by Standard & Poors Corporation (S&P), Moody’s Investors Service (Moody’s) and Fitch as of December 31, 2004.

	S&P	Moody’s	Fitch
Commercial Paper	A-2	P-1	F1
Unsecured Senior Debt	A-	A1	A+

Our security rating outlooks assigned by S&P, Moody’s and Fitch are all stable.

In March 2003, S&P lowered its corporate credit rating for us from A to A-. S&P also lowered its rating for our senior unsecured debt from A to A- and lowered our short-term rating from A-1 to A-2.

In October 2003, Moody’s lowered our senior unsecured debt rating from Aa2 to A1 and confirmed our P-1 commercial paper ratings.

In October 2003, Fitch lowered our senior unsecured debt rating from AA- to A+ and lowered our commercial paper ratings from F1+ to F1.

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

15	Wisconsin Gas LLC

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.

Capital Requirements

Total capital expenditures are currently estimated to be $37 million during 2005, a decrease of approximately $8.6 million over 2004. We currently expect capital expenditures to be between $35 million and $55 million per year during the next five years.

Investments in Outside Trusts: We have funded our pension and other post-retirement benefit obligations in outside trusts. These investments are subject to the volatility of the stock market and interest rates. For further information see “Note H – Benefits” in the Notes to Financial Statements.

Off-Balance Sheet Arrangements: We may, from time to time, be a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, which may include, from time to time, financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. As of December 31, 2004, we have no financial instruments with off-balance sheet risk.

Contractual Obligations/Commercial Commitments: We have the following contractual obligations and other commercial commitments as of December 31, 2004:

	Payments Due by Period
Contractual Obligations (a)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of Dollars)
Long-Term Debt Obligations (b)	$399.7	$73.2	$26.5	$74.4	$225.6
Purchase Obligations (c)	326.1	82.4	110.9	64.5	68.3

Total Contractual Obligations	$725.8	$155.6	$137.4	$138.9	$293.9

(a)	The amounts included in the table are calculated using current market prices, forward curves and other estimates. Contracts with multiple unknown variables have been omitted from the analysis.

(b)	Principal and interest payments on our Long-Term Debt.

(c)	Purchase Obligations under various contracts for the procurement of gas supply and associated transportation.

Our obligations for utility operations have historically been included as part of the rate making process and therefore are generally recoverable from customers.

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

We are exposed to market and other significant risks as a result of the nature of our businesses and the environment in which those businesses operate. These risks, described in further detail below, include but are not limited to:

Natural Gas Costs: Natural gas costs have increased significantly because the supply of natural gas in recent years has not kept pace with the demand for natural gas, which has grown throughout the United States as a result of increased reliance on natural gas-fired electric generating facilities. We expect that demand for natural gas will remain high into the foreseeable future and that significant price relief will not occur until additional natural gas is added to the nation’s energy supply mix.

16	Wisconsin Gas LLC

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

Higher natural gas costs increase our working capital requirements, resulting in higher gross receipts taxes in the state of Wisconsin. Higher gas costs combined with slower economic conditions also expose us to greater risks of accounts receivable write-offs as more customers are unable to pay their bills. Because federal and state energy assistance dollars have not kept pace with rising natural gas costs, our risks related to bad debt expenses associated with non-paying customers has increased.

As a result of gas cost recovery mechanisms, we receive dollar for dollar pass through on most of the cost of natural gas. However, increased natural gas costs increase the risk that customers will switch to alternative fuel sources, which could reduce future gas margins. For additional information concerning our gas cost recovery mechanism, see “Rates and Regulatory Matters” below.

Weather: Our rates are set by the PSCW based upon estimated temperatures which approximate 20-year averages. Our gas revenues are unfavorably sensitive to above normal temperatures during the winter heating season. A summary of actual weather in our service territory during 2004, 2003 and 2002, as measured by degree-days, may be found above in “Results of Operations”.

Interest Rate Risk: We have various short-term borrowing arrangements to provide working capital and general corporate funds. Borrowing levels under such arrangements vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels.

We performed an interest rate sensitivity analysis at December 31, 2004 of our outstanding portfolio of $136.9 million short-term debt with a weighted average interest rate of 2.34%. A one-percentage point change in interest rates would cause our annual interest expense to increase or decrease by approximately $1.4 million before taxes from short-term borrowings.

Marketable Securities Return Risk: We fund our pension and other post-retirement benefit obligations through various trust funds, which in turn invest in debt and equity securities. Changes in the market price of the assets in these trust funds can affect future pension and other post-retirement benefit expenses. Future contributions to these trust funds can also be affected by changes in the market price of trust fund assets. We expect that the risk of expense and contribution variations as a result of changes in the market price of trust fund assets would be mitigated in part through future rate actions by our utility regulator. However, we are currently operating under a PSCW-ordered, qualified five-year rate restriction period through 2005. For further information about the rate restriction, see “Rates and Regulatory Matters” below.

At December 31, 2004, Wisconsin Energy held on our behalf, the following total trust fund assets at fair value, primarily consisting of publicly traded debt and equity security investments.

Millions of Dollars
Pension trust funds	$237.0
Other post-retirement benefits trust funds	$76.2

Fiduciary oversight of the pension and other post-retirement plan trust fund investments is the responsibility of a Chairman appointed Investment Trust Policy Committee. Qualified external investment managers are engaged to manage the investments. Asset/liability studies are periodically conducted with the assistance of an outside investment advisor. The current study projects long-term, annualized returns of approximately 9%.

Credit Rating Risk: We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of employee benefit plans that could require, in the event of a credit ratings change to below investment grade, an accelerated payment. At December 31, 2004, we estimate that the potential payments under these agreements that could result from credit rating downgrades totaled approximately $0.8 million.

Inflationary Risk: We continue to monitor the impact of inflation, especially with respect to the rising costs of medical plans, in order to minimize its effects in future years through pricing strategies, productivity improvements

17	Wisconsin Gas LLC

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

and cost reductions. Except for continuance of an increasing trend in the inflation of medical costs and the impacts on our medical and post-retirement benefit plans, we have expectations of low-to-moderate inflation. We do not believe the impact of general inflation will have a material effect on our future results of operations.

Economic Risk: We are exposed to market risks in the regional Midwest economy.

For additional information concerning risk factors, including market risks, see “Cautionary Factors” below.

RATES AND REGULATORY MATTERS

The PSCW regulates our retail natural gas and water rates in the state of Wisconsin, while the Federal Energy Regulatory Commission (FERC) regulates interstate gas transportation service rates. Orders from the PSCW can be viewed at http://psc.wi.gov/.

Overview: In the state of Wisconsin, our rates are governed by an order from the PSCW issued in March 2000 in connection with the approval of the WICOR acquisition. Under this order, we are restricted from increasing Wisconsin rates for a five year period ending December 31, 2005, with certain exceptions. We may seek biennial rate reviews during the five-year rate restriction as a result of:

➢	Governmental mandates and
➢	Major gas lateral projects associated with approved natural gas pipeline construction projects.

In addition, the PSCW found that gas cost recovery mechanisms would not be subject to the five-year rate restriction period and that it was reasonable to allow us to retain efficiency gains associated with the merger. Under the March 2000 order, a full rate review will be required by the PSCW for rates beginning in January 1, 2006. We expect to make a filing in 2005 in connection with this PSCW review.

In March 2004, the PSCW approved an annual rate increase of $25.9 million due to increased costs associated with the Ixonia lateral and for increased costs associated with low-income energy assistance programs.

Gas Cost Recovery Mechanism: Our GCRM approved by the PSCW includes an incentive mechanism that provides an opportunity for us to increase or decrease earnings within certain limited ranges as a result of gas acquisition activities and transportation costs. The majority of gas costs are passed through to customers under our existing GCRM. We have the opportunity to increase or decrease earnings by up to approximately 2.5% of our total annual gas costs based upon how closely actual gas commodity and capacity costs compare to benchmarks established by the PSCW.

Hedging Gas Supply Prices: We have PSCW approval to hedge (i) up to 50% of planned flowing gas supply using NYMEX based natural gas options, (ii) up to 10% of planned flowing gas supply using NYMEX based natural gas future contracts and (iii) up to 33% of planned storage withdrawals using NYMEX based natural gas options. That approval allows us to pass 100% of the hedging costs (premiums and brokerage fees) and proceeds (gains and losses) through our purchase gas adjustment mechanism. Hedge targets (volumes) are provided annually to the PSCW as part of our five-year gas supply plan filing.

To the extent that opportunities develop and our physical supply operating plans will support them, we also have PSCW approval to utilize NYMEX-based natural gas derivatives to capture favorable forward market price differentials. That approval provides for 100% of the related proceeds to accrue to our GCRM.

Bad Debt Costs: Prior to October 2002, we expensed amounts included in rates for bad debt expense. If actual bad debt costs exceeded amounts allowed in rates, these amounts were deferred as a regulatory asset. Effective October 2002, the PSCW issued an order which eliminated escrow accounting for bad debts. The escrow amount accumulated at September 30, 2002 of approximately $6.9 million is expected to be collected in future rates. In 2003 and 2004, due to a combination of unusually high natural gas prices, a soft economy within our utility service territories, and limited governmental assistance available to low-income customers, we saw a significant increase in residential uncollectible accounts receivable. Because of this, we requested and received a letter from the PSCW which allowed us to defer the costs of residential bad debts to the extent that the costs exceeded the amounts allowed

18	Wisconsin Gas LLC

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

in rates. As a result of these letters from the PSCW we deferred approximately $9.4 million and $4.7 million in 2004 and 2003, respectively, related to bad debt costs.

In December 2004, we filed with the PSCW a request to implement a pilot program, which, among other things, is designed to better match our collection efforts with the ability of low income customers to pay their bills. Included in this filing is a request to implement escrow accounting for all residential bad debt costs. In February 2005, the PSCW approved our pilot program and our request for escrow accounting.

ENVIRONMENTAL MATTERS

Consistent with other companies in the energy industry, we face potentially significant ongoing environmental compliance and remediation challenges related to current and past operations. Specific environmental issues affecting us include but are not limited to remediation of former manufactured gas plant sites.

We are currently pursuing a proactive strategy to manage our environmental issues including the clean-up of former manufactured gas plant sites. For further information, see “Note K – Commitments and Contingencies” in the Notes to Financial Statements.

INDUSTRY RESTRUCTURING AND COMPETITION

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

ACCOUNTING DEVELOPMENTS

New Pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which amended SFAS 123, Accounting for Stock-Based Compensation. This statement requires that the compensation costs relating to such transactions be recognized in the consolidated income statement. We are currently evaluating the provisions of SFAS 123R and expect to adopt it on July 1, 2005. We have not yet determined the method of transition. See “Note B – Recent Accounting Pronouncements” in the Notes to Financial Statements in this report for additional information.

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

The following is a list of accounting policies that are most significant to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments.

19	Wisconsin Gas LLC

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

Regulatory Accounting: We operate under rates established by a state regulatory commission, which are designed to recover the cost of service and provide a reasonable return to investors. Developing competitive pressures in the utility industry may result in future utility prices, which are based upon factors other than the traditional original cost of investment. In this situation, continued deferral of certain regulatory asset and liability amounts on our books, as allowed under Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71), may no longer be appropriate and the unamortized regulatory assets net of the regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings. As of December 31, 2004, we had $68.0 million in regulatory assets and $314.0 million in regulatory liabilities. We continually review the applicability of SFAS 71 and have determined that it is currently appropriate to continue following SFAS 71. See “Note A – Summary of Significant Accounting Policies” in the Notes to Financial Statements for additional information.

Pension and Other Post-retirement Benefits: Our reported costs of providing non-contributory defined pension benefits (described in “Note H – Benefits” in the Notes to Financial Statements) are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to plans, and earnings on plan assets. Changes made to the provisions of the plans may also impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

In accordance with Statement of Financial Accounting Standard No. 87, Employers’ Accounting for Pensions (SFAS 87), changes in pension obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants.

As of December 31, 2004 approximately 73% of our pension plan assets were invested in equity securities. Remaining plan assets were invested primarily in corporate and government bonds. During 2004, the funded status of our plans remained close to the 2003 levels and is $73.0 million over-funded.

The following chart reflects pension plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant.

Pension Plans Actuarial Assumption (a)	Impact on Reported Annual Cost
(Millions of Dollars)
0.5% decrease in discount rate	$0.7
0.5% decrease in expected rate of return on plan assets	$1.2

(a)	The inverse of the change in the actuarial assumption may be expected to have an approximately similar impact in the opposite direction.

In addition to pension plans, we maintain other post-retirement benefit plans which provide health and life insurance benefits for retired employees (described in “Note H – Benefits” in the Notes to Financial Statements). We account for such plans in accordance with Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Post-retirement Benefits Other Than Pensions (SFAS 106). Our reported costs of providing these post-retirement benefits are dependent upon numerous factors resulting from actual plan experience including employee demographics (age and compensation levels), our contributions to the plans, earnings on plan assets and health care cost trends. Changes made to the provisions of the plans may also impact current and future post-retirement benefit costs. Other post-retirement benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the post-retirement benefit obligation and post-retirement costs. Our other post-retirement benefit plan assets are primarily

20	Wisconsin Gas LLC

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

made up of equity and fixed income investments. Fluctuation in actual equity market returns, as well as changes in general interest rates, may result in increased or decreased other post-retirement costs in future periods. Similar to accounting for pension plans; our regulators have adopted SFAS 106 for rate making purposes.

The following chart reflects other post-retirement benefit plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant.

Other Post-retirement Benefit Plans Actuarial Assumption (a)	Impact on Reported Annual Cost
(Millions of Dollars)
0.5% decrease in discount rate	$0.1

0.5% decrease in health care cost trend rate	($0.1)

0.5% decrease in expected rate of return on plan assets	$0.3

(a)	The inverse of the change in the actuarial assumption may be expected to have an approximately similar impact in the opposite direction.

Goodwill and Other Intangible Assets: We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) on January 1, 2002 and are required to perform annual assessments of our goodwill for impairment by applying fair-value-based tests. To perform our annual test of goodwill, we are required to make various assumptions including assumptions about our future profitability as compared to published projections for other similar businesses, capital expenditures, discount rate and growth rate. We assess the fair value by considering future discounted cash flows. This analysis is supplemented with a comparison of fair value based on public company trading multiples and merger and acquisition transaction multiples for similar companies. A significant change in these markets or a difference between actual results and our projections could result in an impairment loss related to a decrease in the goodwill asset.

We performed the annual assessment of our goodwill for impairment by applying fair value based tests as of August 31, 2004. In conjunction with the change in tax basis of our assets (see “Note A – Summary of Significant Accounting Policies” in the Notes to Financial Statements), we recorded a deferred tax asset at the undiscounted estimated future tax cash benefits in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. In determining our fair value for the annual goodwill impairment testing, the estimated future cash flows including tax benefits were discounted to arrive at our estimated fair value. A $51 million goodwill impairment charge recorded in the third quarter of 2004 resulted primarily from the impact of recording the deferred tax asset. Since the goodwill is not amortizable for tax purposes, there is no related tax benefit recorded on the goodwill impairment charge.

Unbilled Revenues: We record operating revenues when gas is delivered to our customers. However, the determination of gas sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, we estimate the amount of gas delivered to customers since the date of their last meter reading and these estimated volumes are allocated to our customer classes. The unbilled revenue is estimated each month based upon throughput volumes, recorded sales, estimated customer usage by class, weather factors and applicable customer rates. Significant fluctuations in gas demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Total gas operating revenues during 2004 of $729 million included unbilled revenues of $79.3 million at December 31, 2004.

CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by us or on our behalf. These statements are based upon management’s current expectations and are subject to risks and

21	Wisconsin Gas LLC

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “objectives,” “plan,” “possible,” “potential,” “projects” and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements or otherwise affect our future results of operations and financial condition include, among others, the following:

➢	Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related or terrorism-related damage; unplanned maintenance or repairs; unanticipated changes in gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by natural gas suppliers under existing gas supply contracts; environmental incidents; gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territory or operating environment.

➢	Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; distribution system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; recovery of costs associated with adoption of changed accounting standards; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; or changes in the regulations from the Wisconsin Department of Natural Resources related to the siting approval process for new pipeline construction.

➢	Unexpected difficulties or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the PSCW as a condition of approval of the WICOR merger in 2000.

➢	The changing gas utility environment as market-based forces replace strict industry regulation and other competitors enter the gas markets resulting in increased wholesale and retail competition.

➢	Consolidation of the industry as a result of the combination and acquisition of utilities in the Midwest, nationally and globally.

➢	Changes in social attitudes regarding the utility industries.

➢	Customer business conditions including demand for their products or services and supply of labor and material used in creating their products and services.

➢	The cost and other effects of legal and administrative proceedings, settlements, investigations and claims and changes in those matters.

➢	Factors affecting the availability or cost of capital such as: changes in interest rates and other general capital market conditions; our capitalization structure; market perceptions of the utility industry or us; or security ratings.

➢	Federal, state or local legislative factors such as changes in tax laws or rates; changes in trade, monetary and fiscal policies, laws and regulations; gas industry restructuring initiatives; changes in environmental laws and regulations; or changes in allocation of energy assistance, including state public benefits funds.

➢	Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board.

➢	Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

22	Wisconsin Gas LLC

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

➢	Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publicly disseminated written documents.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Factors Affecting Results, Liquidity and Capital Resources – Market Risks and Other Significant Risks” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report for information concerning potential market risks to which we are exposed.

23	Wisconsin Gas LLC

2004 Form 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN GAS LLC

INCOME STATEMENTS

Year Ended December 31

	2004	2003	2002
	(Millions of Dollars)
Operating Revenues	$730.9	$714.8	$530.0
Operating Expenses
Cost of gas sold	514.0	507.9	334.1
Operations and maintenance	105.9	96.7	83.5
Depreciation and amortization	38.6	37.4	37.9
Impairment charge	51.0	–	–
Property and revenue taxes	7.9	5.7	6.7

Total Operating Expenses	717.4	647.7	462.2

Operating Income	13.5	67.1	67.8
Interest Expense	18.6	12.0	12.2
Other (Income) Deductions, net	(1.4)	(2.3)	2.6

(Loss) Income Before Income Taxes and the Cumulative Effect of Change in Accounting Principle	(3.7)	57.4	53.0
Income Taxes	16.7	20.6	19.8

(Loss) Income Before the Cumulative Effect of Change in Accounting Principle	(20.4)	36.8	33.2
Cumulative Effect of Change in Accounting Principle, Net of Tax	–	–	(295.0)

Net (Loss) Income	$(20.4)	$36.8	$(261.8)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

24	Wisconsin Gas LLC

2004 Form 10-K

WISCONSIN GAS LLC

STATEMENTS OF CASH FLOWS

Year Ended December 31

	2004	2003	2002
	(Millions of Dollars)
Operating Activities
Net (loss) income	$(20.4)	$36.8	$(261.8)
Reconciliation to cash:
Cumulative effect of change in accounting principle	–	–	295.0
Depreciation and amortization	41.1	39.5	39.8
Impairment charge	51.0	–	–
Net pension and other postretirement benefit income	(6.8)	(7.4)	(11.4)
Deferred income taxes and investment tax credits, net	25.0	26.1	1.2
Change in:
Accounts receivable and accrued revenues	(22.8)	(3.7)	(54.7)
Inventories	(22.5)	(40.8)	5.2
Accounts payable	12.6	(8.3)	24.0
Prepaid and accrued taxes	(2.6)	(9.6)	9.9
Refundable gas costs	7.2	1.4	3.3
Other assets and liabilities	(19.7)	(22.3)	(24.4)

Cash Provided by Operating Activities	42.1	11.7	26.1

Investing Activities
Capital expenditures	(45.6)	(121.7)	(53.2)
Proceeds from assets sales	–	–	12.8
Other	1.3	(4.7)	(1.3)

Cash Used in Investing Activities	(44.3)	(126.4)	(41.7)

Financing Activities
Issuance of long-term debt	–	125.0	–
Change in short-term debt	3.7	(9.1)	13.5
Other	–	(1.5)	–

Cash Provided by Financing Activities	3.7	114.4	13.5

Change in Cash and Cash Equivalents	1.5	(0.3)	(2.1)
Cash and Cash Equivalents at Beginning of Year	1.1	1.4	3.5

Cash and Cash Equivalents at End of Year	$2.6	$1.1	$1.4

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$16.7	$11.5	$13.4
Income taxes (net of refunds)	$(8.1)	$3.8	$11.4

The accompanying Notes to Financial Statements are an integral part of these financial statements.

25	Wisconsin Gas LLC

2004 Form 10-K

WISCONSIN GAS LLC

BALANCE SHEETS

December 31

ASSETS

	2004	2003
	(Millions of Dollars)
Property, Plant and Equipment	$1,081.8	$1,043.2
Accumulated depreciation	(391.7)	(370.2)

Net Property, Plant and Equipment	690.1	673.0
Current Assets
Cash and cash equivalents	2.6	1.1
Accounts receivable, net of allowance for doubtful accounts of $16.7 and $21.3	91.4	86.7
Accrued revenues	79.3	61.2
Materials, supplies and inventories	127.8	105.2
Deferred income taxes	11.4	13.9
Prepayments and other	23.0	21.7

Total Current Assets	335.5	289.8
Deferred Charges and Other Assets
Prepaid pension costs	209.7	200.8
Goodwill, net	95.9	146.9
Regulatory assets	68.0	51.7
Other	50.4	49.5

Total Deferred Charges and Other	424.0	448.9

Total Assets	$1,449.6	$1,411.7

The accompanying Notes to Financial Statements are an integral part of these financial statements.

26	Wisconsin Gas LLC

2004 Form 10-K

WISCONSIN GAS LLC

BALANCE SHEETS

December 31

CAPITALIZATION AND LIABILITIES

	2004	2003
	(Millions of Dollars)
Capitalization
Member’s equity	$556.9	$470.5
Long-term debt	213.9	277.2

Total Capitalization	770.8	747.7

Current Liabilities
Long-term debt due currently	65.0	–
Short-term debt	136.9	133.1
Accounts payable	84.5	71.6
Refundable gas costs	12.1	4.9
Other	16.6	13.9

Total Current Liabilities	315.1	223.5

Deferred Credits and Other Liabilities
Regulatory liabilities	314.0	318.2
Deferred income taxes	13.1	91.4
Other	36.6	30.9

Total Deferred Credits and Other Liabilities	363.7	440.5

Commitments and Contingencies (Note K)	–	–

Total Capitalization and Liabilities	$1,449.6	$1,411.7

The accompanying Notes to Financial Statements are an integral part of these financial statements.

27	Wisconsin Gas LLC

2004 Form 10-K

WISCONSIN GAS LLC

STATEMENTS OF CAPITALIZATION

December 31

	2004	2003
	(Millions of Dollars)
Member’s Equity (see Statements of Member Equity)	$556.9	$470.5

Preferred Stock
$.01 par value, authorized 3,000,000 shares; none outstanding	–	–

Total Preferred Stock	–	–

Long-Term Debt
6 3/8% Notes due 2005	65.0	65.0
5 1/2% Notes due 2009	50.0	50.0
6.60% Debentures due 2013	45.0	45.0
5.20% Debentures due 2015	125.0	125.0
Unamortized debt discount and expense	(6.1)	(7.8)
Long-term debt due currently	(65.0)	–

Total Long-Term Debt	213.9	277.2

Total Capitalization	$770.8	$747.7

The accompanying Notes to Financial Statements are an integral part of these financial statements.

28	Wisconsin Gas LLC

2004 Form 10-K

WISCONSIN GAS LLC

STATEMENTS OF MEMBER’S EQUITY

December 31

	2004	2003	2002
	(Millions of Dollars)
Member’s Equity, Beginning of Year	$470.5	$431.1	$691.0

Net (loss) income	(20.4)	36.8	(261.8)
Hedging, net	0.2	1.5	(1.4)

Total comprehensive (loss) income	(20.2)	38.3	(263.2)

Capital contribution (See Note C)	106.1	–	–
Other	0.5	1.1	3.3

Member’s Equity, End of Year	$556.9	$470.5	$431.1

Accumulated other comprehensive income	$0.4	$0.2	$(1.3)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

29	Wisconsin Gas LLC

2004 Form 10-K

WISCONSIN GAS LLC

NOTES TO FINANCIAL STATEMENTS

A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General: The financial statements include the accounts of Wisconsin Gas LLC (Wisconsin Gas or the Company, our, we or us), a wholly-owned subsidiary of Wisconsin Energy Corporation (Wisconsin Energy). We are a public utility engaged in the distribution of natural gas throughout Wisconsin. Most of our revenues are derived from gas delivered in southeastern Wisconsin. In addition, we operate a small water utility that has annual revenues less than $2.0 million.

Wisconsin Gas and Wisconsin Electric Power Company, (Wisconsin Electric), another wholly-owned utility subsidiary of Wisconsin Energy, have combined many of their common functions and operate under the trade name “We Energies”.

Prior to July 2004, we were a corporation and a wholly-owned subsidiary of WICOR, who was a wholly-owned subsidiary of Wisconsin Energy. In July 2004, we converted to a Wisconsin single member limited liability company (LLC), and the interest in the LLC was transferred from WICOR to Wisconsin Energy in connection with the redemption of certain shares of WICOR stock.

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

Reclassifications: Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income and did not significantly impact the balance sheet. The most significant reclassification relates to member’s equity. Prior year balances for common stock, paid-in capital, retained earnings and accumulated other comprehensive income, are now included in the caption Member’s Equity on the accompanying balance sheets.

Gas Distribution Revenues and Purchased Gas Costs: Utility revenues are recognized on the accrual basis of accounting and include estimated amounts for service rendered but not billed.

Our rate schedules contain provisions, which permit, subject to a sharing mechanism, the recovery of actual purchased gas costs incurred. The difference between actual gas costs incurred (adjusted for the sharing mechanism) and costs recovered through rates is deferred as a current asset or liability. The deferred balance is returned to or recovered from customers at intervals throughout the year and any residual balance at the annual October 31 reconciliation date is subsequently refunded to or recovered from customers. We record sales of excess gas supplies and sales of excess pipeline capacity to third parties as a reduction in the cost of gas sold which is consistent with the gas recovery rules established by the Public Service Commission of Wisconsin (PSCW).

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

We collect future removal costs in our rates for many assets that do not have an associated legal asset retirement obligation. We record a liability on our balance sheet for the estimated amounts we have collected in rates for future removal costs less amounts we have spent in removal activities. This liability was $172.0 million and $162.8 million as of December 31, 2004 and 2003, respectively and is classified as a regulatory liability.

We include capitalized software costs in the caption “Property, Plant and Equipment” on the Balance Sheet. As of December 31, 2004 and 2003, the net book value of capitalized software costs totaled $1.0 million and $1.8 million, respectively. The estimated useful lives are 3 to 5 years for software.

30	Wisconsin Gas LLC

2004 Form 10-K

NOTES TO FINANCIAL STATEMENTS – (Cont’d)

Our utility depreciation rates are certified by the state regulatory commission and include estimates for salvage value and removal costs. Depreciation as a percent of average depreciable utility plant was 3.9% in 2004, 4.1% in 2003 and 4.2% in 2002.

Allowance For Funds Used During Construction: Allowance for funds used during construction (AFUDC) is included in utility plant accounts and represents the cost of borrowed funds used during construction and a return on stockholders’ capital used for construction purposes. In the Income Statements, the cost of borrowed funds (AFUDC-debt) is included as an offset to interest expense and the return on stockholders’ capital (AFUDC-equity) is an item of other income.

As approved by the PSCW, we are allowed to accrue AFUDC on specific large construction projects at a rate of 10.32%.

The following table is a summary of AFUDC for the years ended December 31:

	2004	2003	2002
	(Millions of Dollars)
AFUDC – Debt	$0.7	$1.7	$0.6
AFUDC – Equity	$1.1	$2.7	$0.9

Materials, Supplies and Inventories: Inventory at December 31 consists of:

	2004	2003
	(Millions of Dollars)
Natural Gas in Storage	$122.7	$100.1
Materials and Supplies	5.1	5.1

Total	$127.8	$105.2

Substantially all materials and supplies and natural gas in storage inventories are priced using the weighted-average method of accounting.

Goodwill and Long-Lived Assets: Goodwill represents the excess of acquisition costs over the fair value of the net assets of acquired businesses, including Wisconsin Energy’s acquisition of us as part of the WICOR acquisition in April 2000. As of December 31, 2004 and 2003, we had recorded $95.9 million and $146.9 million, respectively, of goodwill. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142) which eliminated the annual amortization of goodwill and required an annual assessment of goodwill for impairment. As a result of adopting SFAS No. 142, we recorded an impairment charge of $295.0 million related to goodwill. In 2004, we recorded an additional impairment charge of $51.0 million related to goodwill. This impairment charge resulted due to the difference between the fair value and the recorded value of deferred tax assets that resulted from the step-up of the tax basis of company assets.

We assess fair value by considering future discounted cash flows, a comparison of fair value based on public company trading multiples, and merger and acquisition transaction multiples for similar companies. This evaluation utilizes the information available under the circumstances, including reasonable and supportable assumptions and projections. We perform our annual impairment test as of August 31.

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

31	Wisconsin Gas LLC

2004 Form 10-K

NOTES TO FINANCIAL STATEMENTS – (Cont’d)

rates over a period of no longer than 20 years. As of December 31, 2004, we had approximately $18.7 million of regulatory assets that were not earning a return. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities).

Our regulatory assets and liabilities at December 31 consist of:

Regulatory Assets	2004	2003
	(Millions of Dollars)
Post-retirement benefit costs (See Note H)	$20.1	$22.8
Bad debt costs	19.0	10.6
Environmental costs	12.5	6.9
Unrecognized pension costs (See Note H)	2.6	2.5
Deferred income tax related (See Note C)	3.4	0.5
Other, net	10.4	8.4

Total Regulatory Assets	$68.0	$51.7

Regulatory Liabilities	2004	2003
	(Millions of Dollars)
Cost of removal obligations	$172.0	$162.8
Deferred pension income	75.5	82.8
Deferred post-retirement medical income	41.4	45.4
Income tax related (See Note C)	12.6	14.4
Other, net	12.5	12.8

Total Regulatory Liabilities	$314.0	$318.2

As of December 31, 2004, we have deferred a regulatory asset of approximately $19.0 million related to bad debt costs. Prior to October 2002, we used the escrow method of accounting for bad debt costs whereby we deferred actual bad debt write-offs that exceeded amounts included in rates. Under escrow accounting, the deferred bad debt costs were included in future rates. In October 2002, the PSCW issued an order which stopped escrow accounting for us; however, in 2003 and 2004, the PSCW approved our request to defer bad debt write-offs to the extent that the write-offs exceeded amounts allowed in rates. We requested and received a letter from the PSCW, in 2005, which allowed us to defer the costs of residential bad debts to the extent that the costs exceed the amounts allowed in rates.

We defer as a regulatory asset costs associated with the remediation of former manufactured gas plant sites. As of December 31, 2004, we have recorded $12.5 million of environmental costs associated with manufactured gas plant sites as a regulatory asset, including $2.2 million of deferrals for actual remediation costs incurred and a $10.3 million accrual for estimated future site remediation (See Note K). The PSCW has allowed Wisconsin utilities, including us, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

In connection with Wisconsin Energy’s acquisition of WICOR in 2000, we recorded the funded status of our pension and post-retirement medical plans at fair value at the acquisition date. Due to the expected regulatory treatment of these items, we recorded a regulatory liability (Deferred pension income and Deferred post retirement medical income) that is being amortized over an average remaining service life of 15 years ending 2015.

Derivative Financial Instruments: We have derivative physical and financial instruments as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). However, use of financial instruments is limited. For further information, see Note F.

Cash and Cash Equivalents: Cash and cash equivalents include marketable debt securities acquired three months or less from maturity.

32	Wisconsin Gas LLC

2004 Form 10-K

NOTES TO FINANCIAL STATEMENTS – (Cont’d)

Restrictions: Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. We do not believe that these restrictions will materially affect our operations.

Income Taxes: We are a wholly-owned subsidiary of Wisconsin Energy. We are included in Wisconsin Energy’s consolidated Federal and in the Wisconsin state income tax return. Wisconsin Energy allocates Federal tax expense or credits to us as if we were a separate tax paying entity.

Investment tax credits related to regulated utility assets are recorded as a deferred credit on the balance sheet and amortized to income over the applicable service lives of related properties in accordance with regulatory treatment.

Wisconsin Energy allocates the tax benefit of stock options exercised to us to the extent the option holder’s payroll cost was incurred by us. We record the allocated tax benefit as an addition to member’s equity.

B – RECENT ACCOUNTING PRONOUNCEMENTS

Share Based Compensation: In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which amended SFAS 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated income statement. We are currently evaluating the provisions of SFAS 123R and expect to adopt it on July 1, 2005.

C – INCOME TAXES

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

The following table is a summary of income tax expense (benefit) for each of the years ended December 31:

	2004	2003	2002
	(Millions of Dollars)
Current tax expense	($8.3)	($5.5)	$18.6
Deferred income taxes, net	25.4	26.5	1.6
Investment tax credit, net	(0.4)	(0.4)	(0.4)

Total Income Tax Expense	$16.7	$20.6	$19.8

As discussed in Note A, in July 2004 we converted to an LLC, and our interests were transferred from WICOR to Wisconsin Energy in connection with the redemption of stock by WICOR. The transfer of LLC interests was a taxable event for Wisconsin Energy. However, in connection with the transfer of interests, we were able to step-up the tax basis of our assets which resulted in the creation of $106.1 million of deferred tax assets. These deferred tax assets have been recorded on the accompanying balance sheet through an equity contribution by Wisconsin Energy.

Also, as discussed in Note A, in 2004 we recorded a $51.0 million non-cash, non-deductible impairment charge associated with goodwill. The impairment charge resulted from the difference between the fair value and recorded value of the deferred tax asset described above.

33	Wisconsin Gas LLC

2004 Form 10-K

NOTES TO FINANCIAL STATEMENTS – (Cont’d)

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following items:

	2004		2003		2002
	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate
	(Millions of Dollars)
Income (loss) before income taxes	($3.7)		$57.4		$53.0
Add: Impairment charge	51.0		–		–

Income before income taxes and impairment charge	$47.3		$57.4		$53.0

Expected tax at statutory federal tax rates	$16.6	35.0%	$20.1	35.0%	$18.5	35.0%
State income taxes net of federal tax benefit	2.5	5.3%	3.0	5.2%	3.0	5.7%
Investment tax credit restored	(0.4)	(0.8%)	(0.4)	(0.7%)	(0.4)	(0.8%)
Other, net	(2.0)	(4.2%)	(2.1)	(3.6%)	(1.3)	(2.5%)

Total Income Tax Expense	$16.7	35.3%	$20.6	35.9%	$19.8	37.4%

The components of SFAS 109 deferred income taxes classified as net current assets and net long-term liabilities at December 31 are as follows:

	Current Assets (Liabilities)		Long-Term Liabilities (Assets)
	2004	2003	2004	2003
	(Millions of Dollars)
Property-related	$–	$–	($39.9)	$47.7
Pension benefits	–	–	53.9	47.4
Recoverable gas costs	4.9	2.0	–	–
Uncollectible account expense	0.9	6.8	–	–
Inventory	2.8	2.1	–	–
Employee benefits and compensation	3.1	2.8	1.8	0.5
Other	(0.3)	0.2	(2.7)	(4.2)

Total Deferred Income Taxes	$11.4	$13.9	$13.1	$91.4

We have also recorded deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on our revenues (see Note A).

34	Wisconsin Gas LLC

2004 Form 10-K

NOTES TO FINANCIAL STATEMENTS – (Cont’d)

D – LONG-TERM DEBT

Debentures and Notes: At December 31, 2004, the maturities and sinking fund requirements through 2009 and thereafter for the aggregate amount of long-term debt outstanding were:

(Millions of Dollars)
2005	$65.0
2006	–
2007	–
2008	–
2009	50.0
Thereafter	170.0

Total	$285.0

Long-term debt premium or discount and expense of issuance are amortized over the lives of the debt issues and included as interest expense.

In December 2003, we sold $125.0 million of unsecured 5.20% debentures due December 1, 2015.

E – SHORT-TERM DEBT

Short-term notes payable balances and their corresponding weighted-average interest rates at December 31 consist of:

	2004		2003
	Balance	Interest Rate	Balance	Interest Rate
	(Millions of Dollars, except for percentages)
Commercial paper	$136.9	2.34%	$133.1	1.15%

In June 2004, we entered into an unsecured three year $200 million bank back-up credit facility to replace a $200 million 364 day credit facility that was expiring. On December 31, 2004, we had approximately $200 million of available unused lines in our bank back-up credit facility and approximately $136.9 million of total short-term debt outstanding on such date.

The following information relates to Short-Term Debt for the years ending December 31, 2004 and 2003:

	2004	2003
	(Millions of Dollars, except for percentages)
Maximum Short-Term Debt Outstanding	$166.1	$259.5
Average Short-Term Debt Outstanding	$71.6	$129.9
Weighted Average Interest Rate	1.43%	1.23%

We have entered into various bank back-up credit agreements to maintain short-term credit liquidity which, among other terms, require us to maintain a minimum total funded debt to capitalization ratio of less than 65%.

35	Wisconsin Gas LLC

2004 Form 10-K

NOTES TO FINANCIAL STATEMENTS – (Cont’d)

F – DERIVATIVE INSTRUMENTS

We follow SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective July 1, 2003, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For most of our energy-related physical and financial contracts that qualify as derivatives under SFAS 133, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities.

We have a limited number of financial contracts that are defined as derivatives under SFAS 133 and qualify for cash flow hedge accounting. These contracts are utilized to manage the cost of gas. Changes in the fair market values of these instruments are recorded in Accumulated Other Comprehensive Income. At the date the underlying transaction occurs, the amounts in Accumulated Other Comprehensive Income are reported in earnings.

For the years ended December 31, 2004 and 2003 the amount of hedge ineffectiveness was immaterial. We did not exclude any components of derivative gains or losses from the assessment of hedge effectiveness. We estimate that $0.4 million will be reclassified from Accumulated Other Comprehensive Income to earnings during the first month of 2005.

G – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of certain of our recorded financial instruments at December 31 are as follows:

	2004		2003
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)
Long-term debt including current portion	$278.9	$298.5	$277.2	$287.6

The carrying value of cash and cash equivalents, net accounts receivable, accounts payable and short-term borrowings approximates fair value due to the short-term nature of these instruments. The fair value of our long-term debt, including the current portion of long-term debt, is estimated based upon quoted market value for the same or similar issues or upon the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the issuing company’s bond rating and the present value of future cash flows. The fair values of gas commodity instruments are equal to their carrying values as of December 31, 2004.

H – BENEFITS

Pensions and Other Post-retirement Benefits: Funded and unfunded noncontributory defined benefit pension plans together cover substantially all of our employees. The plans provide defined benefits based upon years of service and final average salary.

Other post-retirement benefit plans also cover substantially all of our employees. The health care plans are contributory with participants’ contributions adjusted annually; the life insurance plans are noncontributory. The accounting for the health care plans anticipates future cost-sharing changes to the written plans that are consistent with our expressed intent to maintain the current cost sharing levels. The post-retirement health care plans include a limit on our share of costs for recent and future retirees. We use a year end measurement date for all of our pension and other post-retirement benefit plans.

36	Wisconsin Gas LLC

2004 Form 10-K

NOTES TO FINANCIAL STATEMENTS – (Cont’d)

Wisconsin Energy allocates the service cost component of pension costs to participating companies based on labor dollars. The assets, obligations and the components of SFAS 87 pension costs other than service cost (including the minimum pension liability) are allocated by Wisconsin Energy’s actuary to each of the participating companies as if each participating company had its own plan. The disclosures below are based on an allocation to us of the amounts for the Wisconsin Energy Plan.

	Pension Benefits			Other-Post-retirement Benefits
	2004	2003	2002	2004	2003	2002
	(Millions of Dollars)
Change in Benefit Obligation
Benefit Obligation at January 1	$148.2	$139.7	$130.5	$72.9	$66.6	$53.7
Service cost	3.0	3.1	2.9	0.6	0.4	0.4
Interest cost	9.6	9.3	9.1	4.5	4.5	4.3
Plan amendments	–	0.5	(1.3)	0.6	5.1	2.3
Actuarial loss	11.2	0.9	4.2	4.8	0.5	10.1
Benefits paid	(8.1)	(5.3)	(5.7)	(4.4)	(4.2)	(4.2)

Benefit Obligation at December 31	$163.9	$148.2	$139.7	$79.0	$72.9	$66.6

Change in Plan Assets
Fair Value at January 1	$221.3	$183.2	$214.9	$71.1	$59.2	$66.5
Actual earnings (loss) on plan assets	23.2	42.8	(26.6)	6.0	12.8	(6.0)
Employer contributions	0.6	0.6	0.6	3.5	3.3	2.9
Benefits paid	(8.1)	(5.3)	(5.7)	(4.4)	(4.2)	(4.2)

Fair Value at December 31	$237.0	$221.3	$183.2	$76.2	$71.1	$59.2

Funded Status of Plans
Funded status at December 31	$73.0	$73.1	$43.5	($2.8)	($1.8)	($7.4)
Unrecognized
Net actuarial loss	131.2	122.6	142.1	31.7	28.4	37.5
Prior service cost	(0.4)	(0.5)	(1.1)	6.6	6.6	2.1
Net transition (asset) obligation	–	–	–	20.1	22.8	25.6

Net Asset (Accrued Benefit Cost)	$203.8	$195.2	$184.5	$55.6	$56.0	$57.8

Amounts recognized in the Balance Sheet consist of:
Prepaid pension costs	$209.7	$200.8		$–	$–
Other deferred charges	–	–		51.3	49.9
Other long-term liabilities	(8.5)	(8.1)		(15.8)	(16.7)
Regulatory asset (See Note A)	2.6	2.5		20.1	22.8

Net amount recognized at end of year	$203.8	$195.2		$55.6	$56.0

The accumulated benefit obligation for all of our defined benefit plans was $163.6 million and $136.3 million at December 31, 2004 and 2003, respectively.

Information for pension plans with an accumulated benefit obligation in excess of the fair value of assets are as follows:

	2004	2003
	(Millions of Dollars)
Projected benefit obligation	$8.5	$8.1
Accumulated benefit obligation	$8.5	$8.1
Fair value of plan assets	$–	$–

37	Wisconsin Gas LLC

2004 Form 10-K

NOTES TO FINANCIAL STATEMENTS – (Cont’d)

The components of net periodic pension and other post-retirement benefit costs are:

	Pension Benefits			Other Post-retirement Benefits
Benefit Plan Cost Components	2004	2003	2002	2004	2003	2002
	(Millions of Dollars)
Net Periodic Benefit Cost (Income)
Service cost	$3.0	$3.1	$2.9	$0.6	$0.4	$0.4
Interest cost	9.6	9.3	9.1	4.5	4.5	4.2
Expected return on plan assets	(22.1)	(22.4)	(23.4)	(6.1)	(5.0)	(5.7)
Amortization of:
Prior service cost	(0.1)	(0.1)	(0.1)	0.7	0.6	0.2
Actuarial loss (gain)	1.7	0.3	0.1	1.4	1.9	0.9

Net Periodic Benefit (Income) Cost	($7.9)	($9.8)	($11.4)	$1.1	$2.4	$–

Weighted-Average assumptions used to determine benefit obligations at Dec 31
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Rate of compensation increase	4.5 to 5.0	4.5 to 5.0	4.5 to 5.0	4.5 to 5.0	4.5 to 5.0	4.5 to 5.0

Weighted-Average assumptions used to determine net cost for year ended Dec 31
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected return on plan assets	9.0	9.0	9.0	9.0	9.0	9.0
Rate of compensation increase	4.5 to 5.0	4.5 to 5.0	4.5 to 5.0	4.5 to 5.0	4.5 to 5.0	4.5 to 5.0

Assumed health care cost trend rates at Dec 31
Health care cost trend rate assumed for next year				10	10	10
Rate that the cost trend rate gradually declines to				5	5	5
Year that the rate reaches the rate it is assumed to remain at				2010	2009	2008

The return expectation on plan assets was determined by reviewing actual pension historical returns as well as calculating expected total trust returns using the weighted average of long-term market returns for each of the asset categories utilized in the pension fund.

Other Post-retirement Benefits Plans: We use Employees’ Benefit Trusts to fund a major portion of other post-retirement benefits. The majority of the trusts’ assets are mutual funds or commingled indexed funds.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Millions of Dollars)
Effect on
Post-retirement benefit obligation	$1.9	($1.9)
Total of service and interest cost components	$0.1	($0.1)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. The Act introduced a prescription drug benefit program under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. In the second quarter of 2004, the FASB issued FASB Staff Position

38	Wisconsin Gas LLC

2004 Form 10-K

NOTES TO FINANCIAL STATEMENTS – (Cont’d)

(FSP) SFAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

In accordance with FSP 106-2, we chose to recognize the effects of the Act retroactively effective January 1, 2004 with the impacts calculated actuarially. The Act resulted in a reduction of $3.5 million in our benefit obligation and reduced our 2004 SFAS 106 expense by $0.5 million. Assumptions used to develop this reduction include those used in the determination of the annual SFAS 106 expense and also include expectations of how the federal program will ultimately operate. In January 2005, the Centers for Medicare & Medicaid Services released final regulations to implement the new prescription drug benefit under Part D of Medicare. It was determined that the employer sponsored plans meet these regulations and that the previously determined actuarial measurements are still accurate. The final regulations have not yet addressed account based plans similar to the Cash Balance Medical Plan covering our former employees. These plans are expected to be addressed by the regulations in 2005. At this point, we do not expect the final regulations will change our estimates.

Plan Assets: In our opinion, current pension trust assets and amounts, which are expected to be paid to the trusts in the future, will be adequate to meet pension payment obligations to current and future retirees. Our pension plan asset allocation at December 31, 2004 and 2003 and our target allocation for 2005 by asset category are as follows:

Asset Category	Target Allocation 2005	Percentage of Plan Assets at December 31
		2004	2003
Equity Securities	72%	73%	76%
Debt Securities	28%	27%	24%

Total	100%	100%	100%

Wisconsin Energy common stock is not included in equity securities. Investment managers are specifically prohibited from investing in Wisconsin Energy securities or any affiliate of ours except if part of a commingled fund.

The target asset allocation was established by a Chairman appointed Investment Trust Policy Committee, which oversees investment matters related to all of our funded benefit plans. Asset allocation is monitored by the Investment Trust Policy Committee.

Our other post-retirement benefit plans asset allocation at December 31, 2004 and 2003 and our target allocation for 2005 by asset category are as follows:

Asset Category	Target Allocation 2005	Percentage of Plan Assets at December 31
		2004	2003
Equity Securities	59%	60%	62%
Debt Securities	39%	38%	34%
Other	2%	2%	4%

Total	100%	100%	100%

Wisconsin Energy common stock is not included in equity securities. Investment managers are specifically prohibited from investing in Wisconsin Energy securities or any affiliate of ours except if part of a commingled fund.

The target asset allocation was established by a Chairman appointed Investment Trust Policy Committee, which oversees investment matters related to all of our funded benefit plans. Asset allocation is monitored by the Investment Trust Policy Committee.

39	Wisconsin Gas LLC

2004 Form 10-K

NOTES TO FINANCIAL STATEMENTS – (Cont’d)

Cash flows:

Employer Contributions	Pension Benefits	Other Post- Retirement Benefits
	(Millions of Dollars)
2004	$0.6	$3.5
2005 (Expected)	$0.7	$3.7

Of $0.7 million expected to be contributed to fund pension benefit plans in 2005, none will be for our qualified plans since there is no minimum required by law.

The entire contribution to the other post-retirement benefit plans during 2004 was discretionary, as the plans are not subject to any minimum regulatory funding requirements.

The following table identifies our expected payments over the next 10 years.

Year	Pension	Gross Other Post Employment Benefits	Expected Medicare Part D Subsidy
	(Millions of Dollars)
2005	$7.9	$7.6	$–
2006	$8.6	$7.3	($0.3)
2007	$8.3	$7.1	($0.3)
2008	$9.9	$6.4	($0.3)
2009	$10.8	$5.8	($0.3)
2010-2014	$67.7	$30.2	($1.7)

Savings Plans: We participate in a savings plan, sponsored by Wisconsin Energy, which allows employees to contribute a portion of their pretax and/or after tax income in accordance with plan-specified guidelines. Under these plans, we charged $1.2 million, $1.1 million and $1.1 million of matching contributions to expense during 2004, 2003 and 2002, respectively.

Severance Plans: For the year ended December 31, 2004, we incurred $5.9 million ($3.5 million after-tax) of severance costs. The majority of the severance costs related to an enhanced severance package offered to selected management employees of Wisconsin Energy and its subsidiaries who voluntarily resigned in the fourth quarter of 2004. The program was enacted to help reduce the upward pressure on operating expenses.

Approximately 50 employees received severance benefits during 2004.

I – GUARANTEES

Postemployment benefits: Postemployment benefits provided to former or inactive employees are recognized when an event occurs. As of December 31, 2004, we have recorded an estimated liability, based on an accrual analysis, of $3.6 million.

J – RELATED PARTIES

Guardian Pipeline: Wisconsin Energy has a one third ownership interest in Guardian Pipeline, an interstate natural gas pipeline. We have committed to purchase 650,000 dekatherms per day of capacity (approximately 87% of the pipeline’s total capacity) under the terms of a 10 year transportation agreement expiring in 2012. During 2004 and 2003, we paid Guardian Pipeline $22.6 million and $30.6 million, respectively, under the terms of the transportation agreement. There were no payments made during 2002.

40	Wisconsin Gas LLC

2004 Form 10-K

NOTES TO FINANCIAL STATEMENTS – (Cont’d)

Other: Managerial, financial, accounting, legal, data processing and other services may be rendered between associated companies and are billed in accordance with service agreements approved by the PSCW. During 2004, 2003 and 2002, Wisconsin Energy and Wisconsin Electric allocated certain administrative and operating expenses to us using an allocation method approved by the PSCW. The table below shows the amounts allocated from Wisconsin Energy and Wisconsin Electric to us.

	2004	2003	2002
	(Millions of Dollars)
Wisconsin Energy	$1.3	$1.3	$1.0
Wisconsin Electric	$50.4	$42.4	$40.0

K – COMMITMENTS AND CONTINGENCIES

Gas Supply: We have agreements for firm pipeline and storage capacity that expire at various dates through 2012. As of December 31, 2004, the aggregate amount of required payments under such agreements totaled approximately $326.1 million, with required payments of $82.4 million in 2005, $146.5 million for 2006 through 2008, and $97.2 million thereafter. The purchased gas adjustment provisions of our rate schedules permit the recovery of gas costs, including payments for firm pipeline and storage capacity, from our customers subject to the GCRM.

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

We have a program of comprehensive environmental remediation planning for former manufactured gas plant sites. We perform ongoing assessments of manufactured gas plant sites used by us as discussed below. We are working with the Wisconsin Department of Natural Resources in our investigation and remediation planning. At this time, we cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites: We have identified sites at which we or a predecessor company historically owned or operated a manufactured gas plant. We have completed planned remediation activities at one such site and are investigating or monitoring other sites. We estimate that the future costs for detailed site investigation and future remediation costs may range from $10-$20 million over the next ten years based upon ongoing analysis. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of December 31, 2004, we have established reserves of $10.4 million related to future remediation costs.

The PSCW has allowed Wisconsin utilities, including us, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for such costs to be recovered in rates over five years. As such, we have recorded a regulatory asset for remediation costs not yet recovered in rates.

L – MEMBER’S EQUITY

In connection with Wisconsin Energy’s sale of WICOR, Inc. and its manufacturing subsidiaries, WICOR, Inc, transferred its ownership interest in us to Wisconsin Energy which resulted in us becoming a direct wholly-owned subsidiary of Wisconsin Energy. Prior to us becoming a direct subsidiary of Wisconsin Energy, we converted from a Wisconsin corporation to a Wisconsin single member limited liability company with Wisconsin Energy as our sole member. Our ownership interest, formerly held by WICOR, Inc., was transferred to Wisconsin Energy in exchange for some of the issued and outstanding common shares of WICOR, Inc. held by Wisconsin Energy. As a result of this stock redemption and Wisconsin Energy’s payment of the income tax liability associated with the new valuation of our assets, our capitalization now reflects the impact of an equity contribution from Wisconsin Energy. The

41	Wisconsin Gas LLC

2004 Form 10-K

NOTES TO FINANCIAL STATEMENTS – (Cont’d)

amount of the equity contribution of $106.1 million was based on the future tax benefits arising from the change in tax basis of our assets based on the new valuation. Accordingly, we also adjusted deferred taxes by $106.1 based on the new tax basis of our assets.

Prior to changing to a limited liability company in July, 2004, we were organized as a C-corporation. As a C-corporation, our equity at December 31, 2003 and 2002 consisted of the following amounts, in millions:

	2003	2002
Common stock	$–	$–
Other paid-in-capital	677.2	676.1
Retained earnings deficit	(206.9)	(243.7)
Accumulated other comprehensive income	0.2	(1.3)

Total Common Equity	$470.5	$431.1

42	Wisconsin Gas LLC

2004 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Wisconsin Gas LLC:

We have audited the accompanying balance sheets and statements of capitalization of Wisconsin Gas LLC (formerly Wisconsin Gas Company) as of December 31, 2004 and 2003, and the related statements of income, member’s equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Wisconsin Gas LLC at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Milwaukee, Wisconsin
March 4, 2005

43	Wisconsin Gas LLC

2004 Form 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to General Instruction I(2)(c).

ITEM 11.	EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I(2)(c).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I(2)(c).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I(2)(c).

44	Wisconsin Gas LLC

2004 Form 10-K

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP has served as our independent auditors for the fiscal years ended December 31, 2004, 2003 and 2002. They have been selected by the Audit and Oversight Committee as our independent auditors for the fiscal year ending December 31, 2005, subject to ratification by the stockholders of Wisconsin Energy Corporation.

Pre-Approval Policy: During 2004, the Audit and Oversight Committee approved a formal policy delineating its responsibilities for reviewing and approving, in advance, all audit, audit-related, tax and other services of the independent auditors. The Committee is committed to ensuring the independence of the auditors, both in appearance as well as in fact.

Under the pre-approval policy, before engagement of the independent auditors for the next year’s audit, the independent auditors will submit a detailed description of services anticipated to be rendered for the Committee to approve. Annual pre-approval will be deemed effective for a period of twelve months from the date of pre-approval, unless the Committee specifically provides for a different period. A fee level will be established for all permissible non-audit services. Any proposed non-audit services exceeding this level will require additional approval by the Committee.

The Audit and Oversight Committee delegated pre-approval authority to the Committee’s chair. The Committee Chair will report any pre-approval decisions at the next scheduled Committee meeting. Under the pre-approval policy, the Committee will not delegate to management its responsibilities to pre-approve services performed by the independent auditors.

Under the pre-approval policy, prohibited non-audit services are services prohibited by the Securities and Exchange Commission to be performed by our independent auditors. These services include bookkeeping or other services related to our accounting records, financial information systems design and implementation, appraisal or valuation services, fairness opinions or contribution-in-kind reports, actuarial services, internal audit outsourcing services, management functions, human resources, broker-dealer, investment advisor or investment banking services, legal services and expert services unrelated to the audit. In addition, the Committee has determined that tax services performed by the independent auditors should not involve tax strategy consulting.

Fee Table: The following table shows the fees for professional audit services provided by Deloitte & Touche LLP for the audit of our annual financial statements for fiscal years 2004 and 2003 and fees for other services rendered during those periods. No fees were paid to Deloitte & Touche LLP pursuant to the “de minimus” exception to the pre-approval policy permitted under the Securities and Exchange Act of 1934, as amended.

	2004	2003
Audit Fees(1)	$363,991	$169,483
Audit-Related Fees(2)	18,276	27,625
Tax Fees(3)	4,160	8,700
All Other Fees(4)	–	–

Total	$386,427	$205,808

(1)	Audit fees consist of fees for professional services rendered in connection with the audit of our annual financial statements, review of financial statements included in our Form 10-Q filings and services normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for professional services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services primarily include benefit plan audits and consultations regarding implementation of accounting standards.

(3)	Tax fees consist of fees for professional services rendered with respect to federal and state tax compliance, tax advice and tax planning. This includes preparation of tax returns, claims for refunds, payment planning and tax law interpretation. Deloitte & Touche LLP did not provide any tax strategy consulting in 2004 or 2003.

(4)	All other fees: Deloitte & Touche LLP did not provide any services in 2004 or 2003 that should be reported in this category.

45	Wisconsin Gas LLC

2004 Form 10-K

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDED IN PART II OF THIS REPORT

Income Statements for the three years ended December 31, 2004.

Balance Sheets at December 31, 2004 and 2003.

Statements of Cash Flows for the three years ended December 31, 2004.

Statements of Member’s Equity for the three years ended December 31, 2004.

Statements of Capitalization at December 31, 2004 and 2003.

Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm.

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

46	Wisconsin Gas LLC

2004 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN GAS LLC

	By:	/s/ GALE E. KLAPPA
Date: March 11, 2005		Gale E. Klappa, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ GALE E. KLAPPA Gale E. Klappa, Chairman of the Board, President and Chief Executive Officer and Director – Principal Executive Officer	March 11, 2005

/s/ ALLEN L. LEVERETT Allen L. Leverett, Executive Vice President and Chief Financial Officer – Principal Financial Officer	March 11, 2005

/s/ STEPHEN P. DICKSON Stephen P. Dickson, Controller – Principal Accounting Officer	March 11, 2005

/s/ JOHN F. AHEARNE John F. Ahearne, Director	March 11, 2005

/s/ JOHN F. BERGSTROM John F. Bergstrom, Director	March 11, 2005

/s/ BARBARA L. BOWLES Barbara L. Bowles, Director	March 11, 2005

/s/ ROBERT A. CORNOG Robert A. Cornog, Director	March 11, 2005

/s/ CURT S. CULVER Curt S. Culver, Director	March 11, 2005

/s/ WILLIE D. DAVIS Willie D. Davis, Director	March 11, 2005

/s/ ULICE PAYNE, JR. Ulice Payne, Jr., Director	March 11, 2005

/s/ FREDERICK P. STRATTON, JR. Frederick P. Stratton, Jr., Director	March 11, 2005

/s/ GEORGE E. WARDEBERG George E. Wardeberg, Director	March 11, 2005

47	Wisconsin Gas LLC

2004 Form 10-K

WISCONSIN GAS LLC

(Commission File No. 001-07530)

EXHIBIT INDEX

to

Annual Report on Form 10-K

For the year ended December 31, 2004

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to Wisconsin Gas LLC. (An asterisk (*) indicates incorporation by reference pursuant to Exchange Act Rule 12b-32.)

Number	Exhibit

2	Plan of acquisition, reorganization, arrangement, liquidation, or succession

	2.1*	Agreement and Plan of Merger, dated as of June 27, 1999, as amended as of September 9, 1999, by and among Wisconsin Energy Corporation, WICOR, Inc. and CEW Acquisition, Inc. (Appendix A to the joint proxy statement/prospectus dated September 10, 1999, included in Wisconsin Energy Corporation’s Registration on Form S-4 filed on September 9, 1999, File No. 333-86827 (the “Form S-4”).)

	2.2*	Amendment to Agreement and Plan of Merger dated as of September 9, 1999. (Exhibit 2.2 to Wisconsin Energy Corporation’s Form S-4.)

	2.3*	Second Amendment to Agreement and Plan of Merger dated as of April 26, 2000. (Exhibit 2.3 to Wisconsin Energy Corporation’s 4/26/00 Form 8-K (File No. 001-09057).)

3	Articles of Incorporation and Bylaws

	3.1*	Articles of Organization of Wisconsin Gas LLC, effective as of July 28, 2004. (Exhibit 3.1 to Wisconsin Gas Company’s 07/28/04 Form 8-K.)

	3.2	Amended and Restated Limited Liability Company Operating Agreement of Wisconsin Gas LLC, dated March 1, 2005.

4	Instruments defining the rights of security holders, including indentures

	4.1*	Indenture, dated as of September 1, 1990 (the “1990 Indenture”), between Wisconsin Gas Company and Firstar Bank Milwaukee, N.A., Trustee. (Exhibit 4.11 to Wisconsin Gas Company’s Form S-3 Registration Statement No. 33-36639.)

	4.2*	Officers’ Certificate, dated as of September 15, 1993, setting forth the terms of Wisconsin Gas Company’s 6.60% Debentures due 2013. (Exhibit 4.1 to Wisconsin Gas Company’s 09/15/93 Form 8-K.)

	4.3*	Officers’ Certificate, dated as of November 7, 1995, setting forth the terms of Wisconsin Gas Company’s 6-3/8% Notes due 2005. (Exhibit 4 to Wisconsin Gas Company’s 11/07/95 Form 8-K.)

E-1	Wisconsin Gas LLC

2004 Form 10-K

EXHIBIT INDEX – (Cont’d)

Number	Exhibit

	4.4*	Officers’ Certificate, dated as of January 21, 1999, setting forth the terms of Wisconsin Gas Company’s 5.5% Notes due 2009. (Exhibit 4 to Wisconsin Gas Company’s 01/15/99 Form 8-K.)

	4.5*	First Supplemental Indenture of Wisconsin Gas Company to the 1990 Indenture, dated as of March 22, 2004. (Exhibit 4.5 to Wisconsin Gas Company’s 12/31/03 Form 10-K.)

	4.6*	Indenture for Debt Securities of Wisconsin Gas Company (the “Wisconsin Gas Company Indenture”), dated as of December 1, 2003. (Exhibit 4.1 filed with Post-Effective Amendment No. 1 to Wisconsin Gas Company’s Registration Statement on Form S-3 (File No. 333-107694), filed December 10, 2003.)

	4.7*	Securities Resolution No. 1 of Wisconsin Gas Company under the Wisconsin Gas Company Indenture, dated as of December 3, 2003. (Exhibit 4.2 filed with Post-Effective Amendment No. 1 to Wisconsin Gas Company’s Registration Statement on Form S-3 (File No. 333-107694), filed December 10, 2003.)

	4.8*	First Supplemental Indenture of Wisconsin Gas Company to the Wisconsin Gas Company Indenture, dated as of March 22, 2004. (Exhibit 4.8 to Wisconsin Gas Company’s 12/31/03 Form 10-K.)

10	Material Contracts

	10.1*	Credit Agreement, dated as of June 23, 2004, among Wisconsin Gas Company, as Borrower, the Lenders identified therein, Citibank, N.A., as Administrative Agent, and U.S. Bank National Association, as Fronting Bank. (Exhibit 10.4 to Wisconsin Energy Corporation’s 12/31/04 Form 10-K (File No. 001-09057).)

	10.2*	Service Agreement, dated April 25, 2000 between Wisconsin Electric Power Company and Wisconsin Gas Company. (Exhibit 10.32 to Wisconsin Energy Corporation’s 12/31/00 Form 10-K (File No. 001-09057).)

	10.3*	Affiliated Interest Agreement (Service Agreement), dated December 12, 2002, by and among Wisconsin Energy Corporation and its affiliates. (Exhibit 10.14 to Wisconsin Energy Corporation’s 12/31/02 Form 10-K (File No. 001-09057).)

Note: Two asterisk (**) identify management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K. Certain compensatory plans, contracts or arrangements in which directors or executive officers of Wisconsin Gas LLC participate are not filed as Wisconsin Gas LLC exhibits in reliance on the exclusion in Item 601(b)(10)(iii)(C)(6) of Regulation S-K. Wisconsin Gas LLC is a wholly-owned subsidiary of Wisconsin Energy Corporation, Commission File No. 001-09057, and such compensatory plans, contracts or arrangements are filed as exhibits to Wisconsin Energy Corporation’s periodic reports under the Securities Exchange Act of 1934.

23	Consents of experts and counsel

	23.1	Deloitte & Touche LLP – Milwaukee, WI, Consent of Independent Registered Public Accounting Firm

E-2	Wisconsin Gas LLC

2004 Form 10-K

EXHIBIT INDEX – (Cont’d)

Number	Exhibit

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-3	Wisconsin Gas LLC