Form 10-Q
period 2005-03-31
WISCONSIN GAS LLC
filed 2005-05-06
CIK 107819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (March 31, 2005):

1,125 Common Membership Interests

All of the membership interests of Wisconsin Gas LLC are owned by Wisconsin Energy Corporation.

	WISCONSIN GAS LLC

	FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2005

	TABLE OF CONTENTS
Item		Page

	Introduction ............................................................................................................................	3

	Part I -- Financial Information

1.	Financial Statements

	Condensed Income Statements ...........................................................................................	4

	Condensed Balance Sheets .................................................................................................	5

	Condensed Statements of Cash Flows ...............................................................................	6

	Notes to Condensed Financial Statements .........................................................................	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ..................................................................	9

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................	15

4.	Controls and Procedures ........................................................................................................	16

	Part II -- Other Information

1.	Legal Proceedings ..................................................................................................................	16

6.	Exhibits ..................................................................................................................................	17

	Signatures ..............................................................................................................................	18

INTRODUCTION

Wisconsin Gas LLC (Wisconsin Gas) is a natural gas distribution public utility which serves approximately 579,000 gas customers in Wisconsin. Wisconsin Gas, a limited liability company organized under the laws of the state of Wisconsin, is a wholly-owned subsidiary of Wisconsin Energy Corporation (Wisconsin Energy). Wisconsin Energy has integrated the gas operations and corporate support areas of Wisconsin Electric Power Company (Wisconsin Electric), Wisconsin Energy's wholly-owned electric, gas and steam utility, with Wisconsin Gas. In April 2002, Wisconsin Electric and Wisconsin Gas began doing business under the trade name "We Energies". Unless qualified by their context when used in this document, the terms the Company, our, us or we refer to Wisconsin Gas.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). We have condensed or omitted some information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles pursuant to these rules and regulations. Our financial statements should be read in conjunction with the financial statements and notes thereto included in our 2004 Annual Report on Form 10-K.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN GAS LLC
CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31,

	2005	2004

	(Millions of Dollars)

Operating Revenues	$ 326.8	$ 307.9

Operating Expenses
Cost of gas sold	236.3	223.4
Other operation and maintenance	31.0	32.2
Depreciation and amortization	9.7	9.6
Property and revenue taxes	2.0	1.9

Total Operating Expenses	279.0	267.1

Operating Income	47.8	40.8

Other Income, Net	-	0.2

Interest Expense	5.1	4.7

Income Before Income Taxes	42.7	36.3

Income Taxes	15.9	13.0

Net Income	$ 26.8	$ 23.3

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS LLC
CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31, 2005	December 31, 2004
	(Millions of Dollars)
Assets

Property, Plant and Equipment	$ 1,088.9	$ 1,081.8
Accumulated depreciation	(398.4)	(391.7)

Net Property, Plant and Equipment	690.5	690.1

Current Assets
Cash and cash equivalents	-	2.6
Accounts receivable	168.5	91.4
Accrued revenues	54.9	79.3
Materials, supplies and inventories	24.7	127.8
Deferred income taxes	18.6	11.4
Prepayments and other	7.2	23.0

Total Current Assets	273.9	335.5

Deferred Charges and Other Assets
Prepaid pension costs	211.5	209.7
Goodwill, net	95.9	95.9
Regulatory assets	66.8	68.0
Other	73.1	50.4

Total Deferred Charges and Other Assets	447.3	424.0

Total Assets	$ 1,411.7	$ 1,449.6

Capitalization and Liabilities

Capitalization
Member's equity	$ 583.6	$ 556.9
Long-term debt	214.3	213.9

Total Capitalization	797.9	770.8

Current Liabilities
Long-term debt due currently	65.0	65.0
Short-term debt	41.0	136.9
Accounts payable	72.4	84.5
Refundable gas costs	27.3	12.1
Other	24.8	16.6

Total Current Liabilities	230.5	315.1

Deferred Credits and Other Liabilities
Regulatory liabilities	319.1	314.0
Deferred income taxes	13.3	13.1
Other	50.9	36.6

Total Deferred Credits and Other Liabilities	383.3	363.7

Total Capitalization and Liabilities	$ 1,411.7	$ 1,449.6

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2005	2004

	(Millions of Dollars)
Operations
Net income	$ 26.8	$ 23.3
Reconciliation to cash:
Depreciation and amortization	10.4	10.2
Net pension and other postretirement
benefit (income)	(0.9)	(1.3)
Deferred income taxes and investment tax credits, net	(7.2)	(4.7)
Change in:
Receivables and accrued revenues	(52.7)	(39.8)
Inventories	103.1	78.3
Accounts payable	(12.0)	(15.2)
Prepaid and accrued taxes	24.8	19.1
Refundable gas costs	15.2	21.9
Other assets and liabilities	(6.0)	(2.7)

Cash Provided by Operating Activities	101.5	89.1

Investing Activities
Capital expenditures	(8.1)	(10.5)
Other	(0.1)	(1.0)

Cash Used in Investing Activities	(8.2)	(11.5)

Financing Activities
Change in short-term debt	(95.9)	(77.3)

Cash Used in Financing Activities	(95.9)	(77.3)

Change in Cash and Cash Equivalents	(2.6)	0.3

Cash and Cash Equivalents at Beginning of Period	2.6	1.1

Cash and Cash Equivalents at End of Period	$ -	$ 1.4

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$ 3.4	$ 3.5
Income taxes (net of refunds)	$ -	$ 0.2

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

 1 -- GENERAL INFORMATION

Our accompanying unaudited condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2004 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary to a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year 2005 because of seasonal and other factors.

 2 -- GOODWILL

We account for goodwill under Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is not subject to amortization. However, goodwill is subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense.

To perform our annual test of goodwill, we are required to make various assumptions about our future profitability as compared to published projections for other similar businesses, capital expenditures and discount and growth rates. We assess the fair value by considering future discounted cash flows. This analysis is supplemented with a comparison of fair value based on public company trading multiples and merger and acquisition transaction multiples for similar companies. A significant change in these markets or a difference between actual results and our projections could result in a goodwill impairment loss. We perform our annual impairment test as of August 31.

 3 -- MEMBER'S EQUITY

Prior to July 2004, we were a corporation and a wholly-owned subsidiary pf WICOR, Inc. (WICOR) who was a wholly-owned subsidiary of Wisconsin Energy. In July 2004, we converted to a Wisconsin single member limited liability company (LLC), and the interest in the LLC was transferred from WICOR to Wisconsin Energy in connection with the redemption of certain shares of WICOR stock.

Comprehensive Income:   Comprehensive income includes all changes in member's equity during a period except those resulting from investments by and distributions to members. We had the following total comprehensive income during the three months ended March 31, 2005 and 2004:

	Three months ended March 31

Comprehensive Income	2005	2004

	(Millions of Dollars)

Net Income	$26.8	$23.3
Other Comprehensive (Loss)
Hedging	(0.4)	(0.5)

Total Other Comprehensive (Loss)	(0.4)	(0.5)

Total Comprehensive Income	$26.4	$22.8

 4 -- BENEFITS

The components of our net periodic pension and other post-retirement benefit costs for the three months ended March 31, 2005 and 2004 were as follows:

	Pension Benefits		Other Post-retirement Benefits

	2005	2004	2005	2004

	(Millions of Dollars)

Net Periodic Benefit (Income) Cost
Service cost	$1.1	$0.8	$0.1	$0.1
Interest cost	2.7	2.3	1.0	1.1
Expected return on plan assets	(6.0)	(5.3)	(0.8)	(1.3)
Amortization of:
Prior service cost	-	-	0.1	0.1
Actuarial loss	0.6	0.4	0.3	0.5

Net Periodic Benefit (Income) Cost	($1.6)	($1.8)	$0.7	$0.5

We previously disclosed that we expect to contribute $0.7 million to fund pension benefits in 2005, none of which will be for our qualified plans since there is no minimum required by law. Contributions to other post-retirement benefit plans are discretionary.

Employee Benefit Plans and Post-retirement Benefits:   In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. The Act introduced a prescription drug benefit program under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. In the second quarter of 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) SFAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

In accordance with FSP 106-2, we chose to recognize the effects of the Act retroactively effective January 1, 2004 with the impacts calculated actuarially. In January 2005, the Centers for Medicare & Medicaid Services released final regulations to implement the new prescription drug benefit under Part D of Medicare. It was determined that the employer sponsored plans meet these regulations and that the previously determined actuarial measurements are still accurate. The final regulations have not yet addressed account based plans similar to the Cash Balance Medical Plan covering our former employees. These plans are expected to be addressed by regulations to be issued in 2005. At this point, we do not expect the final regulations will change our estimates.

 5 -- GUARANTEES

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability, excluding severance benefits, for such benefits was $3.9 million as of March 31, 2005 and $3.6 million as of December 31, 2004.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Cautionary Factors Regarding Forward -- Looking Statements:   Certain statements contained herein are "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements include, among other things, statements regarding management's expectations and projections regarding regulatory matters, gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources and other matters. Also, Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "may," "objectives," "plans," "possible," "potential," "projects" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, those risks and uncertainties described under the heading "Cautionary Factors" in this Item 2, as well as other matters described under the heading "Factors Affecting Results, Liquidity and Capital Resources" in this Item 2, and other risks and uncertainties detailed from time to time in our filings with the SEC or otherwise described throughout this document.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2005

EARNINGS

We had net income of $26.8 million during the first quarter of 2005 compared with net income of $23.3 million during the first quarter of 2004. This improvement was primarily driven by rate increases related to the construction of the Ixonia lateral. A more detailed analysis of our financial results follows.

Operating Revenues, Gross Margin and Therm Deliveries

A comparison follows of our operating revenues, gross margin and gas deliveries during the first quarter of 2005 with similar information for the first quarter of 2004 including favorable (better (B)) or unfavorable (worse (W)) variances. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms.

	Three Months Ended March 31

Operations	2005	B (W)	2004

	(Millions of Dollars)

Operating Revenues	$326.8	$18.9	$307.9
Cost of Gas Sold	236.3	(12.9)	223.4

Gross Margin	$90.5	$6.0	$84.5

For the three months ended March 31, 2005, gross margin increased $6.0 million or 7.1% when compared to the three months ended March 31, 2004. This net increase is primarily due to $6.5 million of price increases. The price increases are related to the Public Service Commission of Wisconsin (PSCW) approval of an annual rate increase of $25.9 million, which became effective in March 2004. The price increases were partially offset by less favorable weather in the first three months of 2005 as compared to the first three months of 2004. Total therm deliveries were 1.3% lower during the first three months of 2005 primarily due to weather. As measured by heating degree days, the first quarter of 2005 was 2.3% warmer than the first quarter of 2004.

The following table compares our gross margin and natural gas therm deliveries by customer class during the first quarter of 2005 with similar information for the first quarter of 2004.

	Three Months Ended March 31

	Gross Margin			Therm Deliveries

Operations	2005	B (W)	2004	2005	B (W)	2004

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$60.9	$3.3	$57.6	219.3	(7.3)	226.6
Commercial/Industrial	16.8	0.9	15.9	123.4	(2.2)	125.6
Interruptible	0.4	(0.1)	0.5	4.8	(1.9)	6.7

Total Retail Gas Sales	78.1	4.1	74.0	347.5	(11.4)	358.9
Transported Gas	10.4	1.8	8.6	158.7	4.8	153.9
Other	2.0	0.1	1.9	-	-	-

Total	$90.5	$6.0	$84.5	506.2	(6.6)	512.8

Weather -- Degree Days (a)
Heating (3,266 Normal)				3,288	(77)	3,365

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses decreased by $1.2 million or 3.7% during the first quarter of 2005 when compared with the first quarter of 2004.  Our bad debt expenses were $3.2 million lower during the first quarter of 2005 due to implementation of escrow accounting for residential bad debts in the first quarter of 2005. We did not receive similar authority from the PSCW to defer 2004 residential bad debt costs until the second quarter of 2004. In addition, we estimate that employee related costs were down approximately $1.1 million due to the voluntary severance programs that were in effect in 2004. Partially offsetting these decreases were increased benefit costs of approximately $2.3 million due to increased medical and pension costs. For more information regarding the deferral of bad debt costs, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

Income Taxes

For the first quarter of 2005, our effective tax rate was 37.2% compared with a 35.8% rate during the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the first three months of 2005 and 2004:

	Three Months Ended March 31

Wisconsin Gas Company	2005	2004

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$101.5	$89.1
Investing Activities	($8.2)	($11.5)
Financing Activities	($95.9)	($77.3)

Operating Activities

Cash provided by operating activities increased by $12.4 million during the first three months of 2005 compared to the same period in 2004. This increase was due in large part to lower working capital requirements between the comparative periods resulting from the impact of weather. Our earnings and cash flows are seasonal and vary depending upon the impact of weather.

Investing Activities

During the first three months of 2005, we invested a total of $8.2 million, a decrease of $3.3 million over the same period in 2004.

Financing Activities

During the three months ended March 31, 2005, we reduced short-term borrowings by $95.9 million compared with a decrease of $77.3 million for the first three months of 2004.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

We anticipate meeting our capital requirements during the remaining nine months of 2005 primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities depending on market conditions and other factors. Beyond 2005, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, by the issuance of debt securities.

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

Our credit agreement provides liquidity support for our obligations with respect to commercial paper.

As of March 31, 2005, we had approximately $200 million of available unused lines in our bank back-up credit facility. On March 31, 2005, we had approximately $41 million of total short-term debt outstanding.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes the facility at March 31, 2005:

Total Facility	Letters of Credit	Credit Available	Facility Maturity	Facility Term

(Millions of Dollars)

$200.0	$ -	$200.0	June-2007	3 year

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities by Standard & Poors Corporation (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) as of March 31, 2005.

	S&P	Moody's	Fitch

Commercial Paper	A-2	P-1	F1
Unsecured Senior Debt	A-	A1	A+

On March 29, 2005, S&P affirmed our security ratings and changed our security rating outlook from stable to negative.

The security rating outlooks assigned by Moody's and Fitch for us are all stable.

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

Capital Requirements

In 2005, we expect to spend approximately $37 million in capital expenditures.

Off-Balance Sheet Arrangements:   We may, from time to time, be a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, which may include, from time to time, financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. As of March 31, 2005, we have no financial instruments with off-balance sheet risk.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments are approximately $778.9 million as of March 31, 2005 compared with $725.9 million as of December 31, 2004. This increase primarily reflects purchase obligations under new gas supply contracts.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Credit Rating Risk: We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of employee benefit plans that could require, in the event of a credit ratings change to below investment grade, an accelerated payment. At March 31, 2005, we estimate that the potential payments under these agreements that could result from credit rating downgrades totaled approximately $0.5 million.

Commodity Price Risk: We manage our gas supply costs through a portfolio of short and long-term procurement contracts with various suppliers for the purchase of natural gas.

UTILITY RATES AND REGULATORY MATTERS

In the state of Wisconsin, our rates are governed by an order from the PSCW issued in March 2000 in connection with the approval of the WICOR acquisition. Under this order, we are restricted from increasing Wisconsin rates for a five year period ending December 31, 2005, with certain exceptions. Under the March 2000 order, a full rate review will be required by the PSCW for rates beginning in January 1, 2006. We expect to make filings in the second quarter of 2005 in connection with this PSCW review.

2004 Revenue Deficiency:   In July, 2003, we filed an application with the PSCW for an increase in gas rates for anticipated 2004 revenue deficiencies associated with costs for construction of the Ixonia Lateral and increased costs linked to Wisconsin's public benefits legislation. The filing identified anticipated revenue deficiencies in 2004 in the amount of $26.2 million (3.9%). The PSCW approved an annual increase in gas rates of $25.9 million in an order effective March 2004.

Bad Debt Costs:   In December 2004, we filed with the PSCW a request to implement a pilot program, which, among other things, is designed to better match our collection efforts with the ability of low income customers to pay their bills. Included in this filing was a request to implement escrow accounting for all residential bad debt costs. In February 2005, the PSCW approved our pilot program and our request for escrow accounting. The final decision was received in March 2005. The escrow method of accounting for bad debt costs allows for deferral of bad debt expense that exceeds amounts allowed in rates.

ACCOUNTING DEVELOPMENTS

New Pronouncements:   In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). In April 2005, the SEC deferred the effective date of SFAS 123R to January 1, 2006. This statement requires that the compensation costs relating to such transactions be recognized in the income statement. We are currently evaluating the provisions of SFAS 123R and expect to adopt it on January 1, 2006. We have not yet determined the method of transition.

In March 2005, the FASB issued FSP FIN 46R - 5, Implicit Variable Interests under FASB Interpretation 46 (revised December 2003), Consolidation of Variable Interest Entities. This statement requires that holdings of implicit variable interests are evaluated when applying Interpretation 46R. An implicit variable interest is defined as an implied pecuniary interest in an entity that changes with changes in the fair value of the entity's net assets exclusive of variable interests. We are currently evaluating FSP FIN 46R - 5.

In March 2005, the FASB issued FASB Interpretation 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), an interpretation of FASB Statement No. 143. FIN 47 defines the term conditional asset retirement obligation as used in Statement No. 143. As defined in FIN 47, a conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. We are currently evaluating FIN 47, but we do not expect an impact on the results of our regulated operations due to the regulatory treatment of asset retirement costs. FIN 47 will be effective for the fiscal year ending December 31, 2005.

CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by us or on our behalf. These statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "may," "objectives," "plan," "possible," "potential," "projects" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements or otherwise affect our future results of operations and financial condition include, among others, the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures at Wisconsin Gas, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks in Part I of this report. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of Wisconsin Gas' 2004 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting:   There has not been any changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of our 2004 Annual Report on Form 10-K.

In addition to those legal proceedings discussed in our reports to the SEC, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, we believe, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material adverse effect on our financial condition.

UTILITY RATES AND REGULATORY MATTERS

See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Part I of this report for information concerning rate matters in the jurisdiction where we do business.

ITEM 6. EXHIBITS

Exhibit No.

3	Articles of Incorporation and Bylaws

3.1	Amended and Restated Limited Liability Company Operating Agreement of Wisconsin Gas LLC, dated March 1, 2005. (Exhibit 3.2 to Wisconsin Gas LLC's 12/31/04 Form 10-K.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN GAS LLC
(Registrant)

/s/STEPHEN P. DICKSON
Date: May 6, 2005	Stephen P. Dickson, Controller, Principal Accounting Officer and duly authorized officer