Form 10-Q
period 2005-06-30
WISCONSIN GAS LLC
filed 2005-08-04
CIK 107819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (June 30, 2005):

1,125 Common Membership Interests

All of the membership interests of Wisconsin Gas LLC are owned by Wisconsin Energy Corporation.

	WISCONSIN GAS LLC

	FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2005

	TABLE OF CONTENTS
Item		Page

	Introduction ............................................................................................................................	3

	Part I -- Financial Information

1.	Financial Statements

	Condensed Income Statements ........................................................................................	4

	Condensed Balance Sheets ..............................................................................................	5

	Condensed Statements of Cash Flows ...............................................................................	6

	Notes to Condensed Financial Statements .........................................................................	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ................................................................	9

3.	Quantitative and Qualitative Disclosures About Market Risk ............ ....................................	17

4.	Controls and Procedures ........................................................................................................	17

	Part II -- Other Information

1.	Legal Proceedings ..................................................................................................................	18

6.	Exhibits .................................................................................................................................	19

	Signatures ..............................................................................................................................	20

INTRODUCTION

Wisconsin Gas LLC (Wisconsin Gas) is a natural gas distribution public utility which serves approximately 576,000 gas customers in Wisconsin. Wisconsin Gas, a limited liability company organized under the laws of the state of Wisconsin, is a wholly-owned subsidiary of Wisconsin Energy Corporation (Wisconsin Energy). Wisconsin Energy has integrated the gas operations and corporate support areas of Wisconsin Electric Power Company (Wisconsin Electric), Wisconsin Energy's wholly-owned electric, gas and steam utility, with Wisconsin Gas. In April 2002, Wisconsin Electric and Wisconsin Gas began doing business under the trade name "We Energies". Unless qualified by their context when used in this document, the terms the Company, our, us or we refer to Wisconsin Gas.

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN GAS LLC
CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

	(Millions of Dollars)		(Millions of Dollars)

Operating Revenues	$ 120.9	$ 113.2	$ 447.7	$ 421.1

Operating Expenses
Cost of gas sold	81.5	74.3	317.8	297.7
Other operation and maintenance	30.6	26.2	61.6	58.4
Depreciation and amortization	9.9	9.6	19.6	19.2
Property and revenue taxes	2.0	1.9	4.0	3.8

Total Operating Expenses	124.0	112.0	403.0	379.1

Operating (Loss) Income	(3.1)	1.2	44.7	42.0

Other Income, Net	-	0.1	-	0.3

Interest Expense	4.7	4.5	9.8	9.2

(Loss) Income Before Income Taxes	(7.8)	(3.2)	34.9	33.1

Income Taxes	(3.0)	(1.1)	12.9	11.9

Net (Loss) Income	$ (4.8)	$ (2.1)	$ 22.0	$ 21.2

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS LLC
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30, 2005	December 31, 2004

	(Millions of Dollars)
Assets

Property, Plant and Equipment	$ 1,095.8	$ 1,081.8
Accumulated depreciation	(404.5)	(391.7)

Net Property, Plant and Equipment	691.3	690.1

Current Assets
Cash and cash equivalents	0.8	2.6
Accounts receivable	89.2	91.4
Accrued revenues	14.5	79.3
Materials, supplies and inventories	83.0	127.8
Deferred income taxes	13.3	11.4
Prepayments and other	21.6	23.0

Total Current Assets	222.4	335.5

Deferred Charges and Other Assets
Prepaid pension costs	213.8	209.7
Goodwill, net	95.9	95.9
Regulatory assets	70.5	68.0
Other	66.6	50.4

Total Deferred Charges and Other Assets	446.8	424.0

Total Assets	$ 1,360.5	$ 1,449.6

Capitalization and Liabilities

Capitalization
Member's equity	$ 578.8	$ 556.9
Long-term debt	214.7	213.9

Total Capitalization	793.5	770.8

Current Liabilities
Long-term debt due currently	65.0	65.0
Short-term debt	28.4	136.9
Accounts payable	62.2	84.5
Refundable gas costs	18.7	12.1
Other	18.5	16.6

Total Current Liabilities	192.8	315.1

Deferred Credits and Other Liabilities
Regulatory liabilities	312.0	314.0
Deferred income taxes	14.4	13.1
Other	47.8	36.6

Total Deferred Credits and Other Liabilities	374.2	363.7

Total Capitalization and Liabilities	$ 1,360.5	$ 1,449.6

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30

	2005	2004

	(Millions of Dollars)
Operations
Net income	$ 22.0	$ 21.2
Reconciliation to cash:
Depreciation and amortization	20.9	20.5
Net pension and other postretirement
benefit (income)	(3.3)	(3.5)
Deferred income taxes and investment tax credits, net	(0.8)	2.1
Change in:
Accounts receivable and accrued revenues	67.0	52.4
Inventories	44.8	33.2
Accounts payable	(22.3)	(17.1)
Prepaid and accrued taxes	1.0	(3.0)
Refundable gas costs	6.6	15.8
Other assets and liabilities	(11.7)	(7.1)

Cash Provided by Operating Activities	124.2	114.5

Investing Activities
Capital expenditures	(16.6)	(23.2)
Other	(0.9)	-

Cash Used in Investing Activities	(17.5)	(23.2)

Financing Activities
Change in short-term debt	(108.5)	(91.4)

Cash Used in Financing Activities	(108.5)	(91.4)

Change in Cash and Cash Equivalents	(1.8)	(0.1)

Cash and Cash Equivalents at Beginning of Period	2.6	1.1

Cash and Cash Equivalents at End of Period	$ 0.8	$ 1.0

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$ 8.8	$ 8.4
Income taxes (net of refunds)	$ 13.0	$ 10.8

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

 1 -- GENERAL INFORMATION

Our accompanying unaudited condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2004 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary to a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year 2005 because of seasonal and other factors.

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

 3 -- MEMBER'S EQUITY

Prior to July 2004, we were a corporation and a wholly-owned subsidiary of WICOR, Inc. (WICOR) which was a wholly-owned subsidiary of Wisconsin Energy. In July 2004, we converted to a Wisconsin single member limited liability company (LLC), and the interest in the LLC was transferred from WICOR to Wisconsin Energy in connection with the redemption of certain shares of WICOR stock.

Comprehensive Income:   Comprehensive income includes all changes in member's equity during a period except those resulting from investments by and distributions to members. We had the following total comprehensive income during the six months ended June 30, 2005 and 2004:

	Six months ended June 30

Comprehensive Income	2005	2004

	(Millions of Dollars)

Net Income	$22.0	$21.2
Other Comprehensive (Loss)
Hedging	(0.4)	(0.6)

Total Other Comprehensive (Loss)	(0.4)	(0.6)

Total Comprehensive Income	$21.6	$20.6

 4 -- BENEFITS

The components of our net periodic pension and other post-retirement benefit costs for the three and six months ended June 30, 2005 and 2004 were as follows:

	Pension Benefits		Other Post-retirement Benefits

	2005	2004	2005	2004

Three Months Ended June 30	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$0.4	$0.7	$0.2	$0.2
Interest cost	1.9	2.5	1.1	1.1
Expected return on plan assets	(5.0)	(5.8)	(2.4)	(1.7)
Amortization of:
Transition (asset) obligation	-	-	-	-
Prior service cost	-	-	0.2	0.2
Actuarial loss	0.6	0.4	0.6	0.2

Net Periodic Benefit Cost	($2.1)	($2.2)	($0.3)	$ -

Six Months Ended June 30
Net Periodic Benefit Cost
Service cost	$1.5	$1.5	$0.3	$0.3
Interest cost	4.6	4.8	2.1	2.2
Expected return on plan assets	(11.0)	(11.1)	(3.2)	(3.0)
Amortization of:
Transition (asset) obligation	-	-	-	-
Prior service cost	-	-	0.3	0.3
Actuarial loss	1.2	0.8	0.9	0.7

Net Periodic Benefit Cost	($3.7)	($4.0)	$0.4	$0.5

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

In accordance with FSP 106-2, we chose to recognize the effects of the Act retroactively effective January 1, 2004 with the impacts calculated actuarially. In January 2005, the Centers for Medicare & Medicaid Services released final regulations to implement the new prescription drug benefit under Part D of Medicare. It was determined that the employer sponsored plans meet these regulations and that the previously determined actuarial measurements do not need to be revised. The final regulations addressing account based plans similar to the Cash Balance Medical Plan covering our former employees were issued in the second quarter of 2005 and it was determined that the employer sponsored plan meets these regulations and that the previously determined actuarial measurements do not need to be revised.

 5 -- GUARANTEES

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability, excluding severance benefits, for such benefits was $4.2 million as of June 30, 2005 and $3.6 million as of December 31, 2004.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2005

EARNINGS

We had a net loss of $4.8 million during the second quarter of 2005 compared with a net loss of $2.1 million during the second quarter of 2004. The larger loss is due primarily to an increase in employee benefit expense. Earnings are typically lower during the second quarter of each year due to the seasonal nature of the gas utility business. A more detailed analysis of our financial results follows.

Operating Revenues, Gross Margin and Therm Deliveries

A comparison follows of our operating revenues, gross margin and gas deliveries during the second quarter of 2005 with similar information for the second quarter of 2004 including favorable (better (B)) or unfavorable (worse (W)) variances. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms.

	Three Months Ended June 30

Operations	2005	B (W)	2004

	(Millions of Dollars)

Operating Revenues	$120.9	$7.7	$113.2
Cost of Gas Sold	81.5	(7.2)	74.3

Gross Margin	$39.4	$0.5	$38.9

The following table compares our gross margin and natural gas therm deliveries by customer class during the second quarter of 2005 with similar information for the second quarter of 2004.

	Three Months Ended June 30

	Gross Margin			Therm Deliveries

Operations	2005	B (W)	2004	2005	B (W)	2004

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$23.6	($0.9)	$24.5	61.3	(3.3)	64.6
Commercial/Industrial	6.5	-	6.5	36.0	(0.2)	36.2
Interruptible	0.2	(0.1)	0.3	3.5	(1.4)	4.9

Total Retail Gas Sales	30.3	(1.0)	31.3	100.8	(4.9)	105.7
Transported Gas	7.0	1.2	5.8	106.4	5.6	100.8
Other	2.1	0.3	1.8	-	-	-

Total	$39.4	$0.5	$38.9	207.2	0.7	206.5

Weather -- Degree Days (a)
Heating (946 Normal)				891	(72)	963

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

For the three months ended June 30, 2005, gross margin increased $0.5 million or 1.3% when compared to the three months ended June 30, 2004. Total therm deliveries were flat between the comparative periods. However, transport gas volumes were 5.6 million therms higher than the previous year due primarily to an increased amount of natural gas-fired electric generation within our service territory. The increase in transport sales volumes was offset, in part, by decreased heating load sales to residential customers who are more weather sensitive and contribute higher margins than other customer classes. Our margins on transported gas are significantly lower than our margins for retail gas sales. As measured by heating degree days, the second quarter of 2005 was 7.5% warmer than the second quarter of 2004.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased by $4.4 million or 16.8% during the second quarter of 2005 when compared with the second quarter of 2004. The increase is due primarily to increased employee medical and retirement costs.

Income Taxes

For the second quarter of 2005, our effective tax rate was 38.5% compared with a 34.4% rate during the second quarter of 2004.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2005

EARNINGS

We had net income of $22.0 million during the first six months of 2005 compared with net income of $21.2 million during the first six months of 2004. This improvement was primarily driven by rate increases related to the construction of the Ixonia lateral, which did not become effective until March 2004. A more detailed analysis of our financial results follows.

Operating Revenues, Gross Margin and Therm Deliveries

A comparison follows of our operating revenues, gross margin and gas deliveries during the first six months of 2005 with similar information for the first six months of 2004 including favorable (better (B)) or unfavorable (worse (W)) variances. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms.

	Six Months Ended June 30

Operations	2005	B (W)	2004

	(Millions of Dollars)

Operating Revenues	$447.7	$26.6	$421.1
Cost of Gas Sold	317.8	(20.1)	297.7

Gross Margin	$129.9	$6.5	$123.4

The following table compares our gross margin and natural gas therm deliveries by customer class during the first six months of 2005 with similar information for the first six months of 2004.

	Six Months Ended June 30

	Gross Margin			Therm Deliveries

Operations	2005	B (W)	2004	2005	B (W)	2004

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$84.5	$2.5	$82.0	279.0	(12.2)	291.2
Commercial/Industrial	23.3	0.8	22.5	158.8	(2.9)	161.7
Interruptible	0.6	(0.2)	0.8	8.2	(3.4)	11.6

Total Retail Gas Sales	108.4	3.1	105.3	446.0	(18.5)	464.5
Transported Gas	17.4	3.0	14.4	271.3	16.5	254.8
Other	4.1	0.4	3.7	-	-	-

Total	$129.9	$6.5	$123.4	717.3	(2.0)	719.3

Weather -- Degree Days (a)
Heating (4,212 Normal)				4,179	(149)	4,328

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

For the six months ended June 30, 2005, gross margin increased $6.5 million or 5.3% when compared to the six months ended June 30, 2004. This net increase is primarily due to $6.5 million of price increases. The price increases are related to the Public Service Commission of Wisconsin (PSCW) approval of an annual rate increase of $25.9 million, which became effective in March 2004. Transport therm deliveries increased 6.5% due to an increased amount of natural gas-fired electric generation within our service territory. The price increase and increased transport sales were offset by a decrease in residential therm deliveries of 4.2% due to warmer weather. Our margins on transported gas are significantly lower than our margins for retail gas sales. As measured by heating degree days, the first six months of 2005 were 3.4% warmer than the first six months of 2004.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased by $3.2 million or 5.5% during the first six months of 2005 when compared with the first six months of 2004. Benefit costs have increased approximately $8.2 million due to increased medical and retirement costs. These increased costs were partially offset by a decrease in bad debt expense of $4.7 million and lower employee costs of approximately $1.0 million due to the voluntary severance programs that were implemented in the third and fourth quarters of 2004.

Income Taxes

For the first six months of 2005, our effective tax rate was 37.1% compared with a 36.2% rate during the first six months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the first six months of 2005 and 2004:

	Six Months Ended June 30

Wisconsin Gas Company	2005	2004

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$124.2	$114.5
Investing Activities	($17.5)	($23.2)
Financing Activities	($108.5)	($91.4)

Operating Activities

Cash provided by operating activities increased by $9.7 million during the first six months of 2005 compared to the same period in 2004. This increase was due in large part to lower working capital requirements between the comparative periods resulting from the impact of weather. Our earnings and cash flows are seasonal and vary depending upon the impact of weather.

Investing Activities

During the first six months of 2005, we invested a total of $17.5 million, a decrease of $5.7 million over the same period in 2004, primarily due to the completion of construction on the Port Washington Lateral project in 2004.

Financing Activities

During the six months ended June 30, 2005, we reduced short-term borrowings by $108.5 million compared with a decrease of $91.4 million for the first six months of 2004.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

We anticipate meeting our capital requirements during the remaining six months of 2005 primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities depending on market conditions and other factors. Beyond 2005, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, by the issuance of debt securities.

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

As of June 30, 2005, we had approximately $200 million of available unused lines in our bank back-up credit facility. On June 30, 2005, we had approximately $28.4 million of total short-term debt outstanding.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes the facility at June 30, 2005:

Total Facility	Letters of Credit	Credit Available	Facility Maturity	Facility Term

(Millions of Dollars)

$200.0	$ -	$200.0	June-2007	3 year

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities by Standard & Poors Corporation (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) as of June 30, 2005.

	S&P	Moody's	Fitch

Commercial Paper	A-2	P-1	F1
Unsecured Senior Debt	A-	A1	A+

On March 29, 2005, S&P affirmed our security ratings and changed our security rating outlook from stable to negative.

The security rating outlooks assigned by Moody's and Fitch for us are stable.

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

Off-Balance Sheet Arrangements:   We may, from time to time, be a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, which may include, from time to time, financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. As of June 30, 2005, we have no financial instruments with off-balance sheet risk.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments are approximately $761.4 million as of June 30, 2005 compared with $725.9 million as of December 31, 2004. This increase primarily reflects purchase obligations under new gas supply contracts.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Credit Rating Risk: We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of employee benefit plans that could require, in the event of a credit ratings change to below investment grade, an accelerated payment. As of June 30, 2005, we estimate that the potential payments under these agreements that could result from credit rating downgrades totaled approximately $0.6 million.

Commodity Price Risk: We manage our gas supply costs through a portfolio of short and long-term procurement contracts with various suppliers for the purchase of natural gas.

UTILITY RATES AND REGULATORY MATTERS

In the state of Wisconsin, our rates are governed by an order from the PSCW issued in March 2000 in connection with the approval of the WICOR acquisition. Under this order, we are restricted from increasing Wisconsin rates for a five-year period ending December 31, 2005, with certain exceptions. Under the March 2000 order, a full rate review will be required by the PSCW for rates beginning on January 1, 2006. In June 2005, we filed with the PSCW a natural gas price increase request, as well as all materials for the PSCW and other parties to commence the rate review required by the March 2000 order. We requested a rate increase of $53.2 million to address the higher costs associated with adding and maintaining gas mains and infrastructure to maintain safety and reliability and certain costs related to gas in storage. In a scheduling conference held in July 2005, the PSCW's administrative law judge set a schedule which would allow for a PSCW decision and order by year end 2005. Such an order would allow the rates to be effective January 2006.

Bad Debt Costs:   In December 2004, we filed with the PSCW a request to implement a pilot program, which, among other things, is designed to better match our collection efforts with the ability of low income customers to pay their bills. Included in this filing was a request to implement escrow accounting for all residential bad debt costs. In February 2005, the PSCW approved our pilot program and our request for escrow accounting. The final decision was received in March 2005. The escrow method of accounting for bad debt costs allows for deferral of residential bad debt expense that exceeds amounts allowed in rates.

ACCOUNTING DEVELOPMENTS

New Pronouncements:   In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which amended SFAS 123, Accounting for Stock-Based Compensation. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payment for public companies. In April 2005, the SEC deferred the effective date of SFAS 123R to January 1, 2006. This statement requires that the compensation costs relating to such transactions be recognized in the income statement. We are currently evaluating the provisions of SFAS 123R and SAB 107, including the method of transition and expect to adopt SFAS 123R on January 1, 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB (Accounting Principles Board) Opinion No. 20 and SFAS No. 3. This statement requires a retrospective application of direct changes in accounting principle to prior periods' financial statements, unless it is impracticable to determine the period-specific or cumulative effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. In addition, SFAS No. 154 instructs that a change in depreciation, amortization or depletion method for long-lived, non-financial assets must be recorded as a change in accounting estimate affected by a change in accounting principle. The effective date for this statement is January 1, 2006. We do not expect the adoption of SFAS No. 154 to have an impact on our financial position or results of operations.

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
  Unexpected difficulties or unanticipated effects of the qualified five-year gas rate freeze ordered by the Public Service Commission of Wisconsin as a condition of approval of the WICOR merger in 2000.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures at Wisconsin Gas, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks in Part I of this report and in Part I of Wisconsin Gas' Quarterly Report on Form 10-Q for the period ended March 31, 2005. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of Wisconsin Gas' 2004 Annual Report on Form 10-K.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of our 2004 Annual Report on Form 10-K and Item 1, Legal Proceedings, in Part II of our Quarterly Report on Form 10-Q for the period ended March 31, 2005.

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

ENVIRONMENTAL MATTERS

EPA Information Requests: We responded to a United States Environmental Protection Agency (EPA) request for information pursuant to Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Section 104(e) for the Solvay Coke and Gas Site located in Milwaukee, Wisconsin. All potentially responsive records and corporate legal files have been reviewed and responsive information was provided in October 2004. A predecessor company of ours had a customer and corporate relationship with the entity that owned and operated the site, Milwaukee Solvay Coke Company. In July 2005, we received a general notice letter from the EPA identifying us as a potentially responsible party under CERCLA. We responded to the EPA in July 2005, stating that we will participate in negotiations regarding the site, but that we do not admit to any liability for the site. Although we have not accepted responsibility for costs of any sort related to the property, remediation cost estimates and reserves continue to be included in the estimated manufactured gas plant obligations as were reported in the December 31, 2004 Form 10-K Note K -- Commitments and Contingencies.

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

WISCONSIN GAS LLC
(Registrant)

/s/STEPHEN P. DICKSON
Date: August 4, 2005	Stephen P. Dickson, Controller, Principal Accounting Officer and duly authorized officer