Form 10-Q
period 2005-09-30
WISCONSIN GAS LLC
filed 2005-11-04
CIK 107819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (September 30, 2005):

1,125 Common Membership Interests

All of the membership interests of Wisconsin Gas LLC are owned by Wisconsin Energy Corporation.

	WISCONSIN GAS LLC

	FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEBMER 30, 2005

	TABLE OF CONTENTS
Item		Page

	Introduction ............................................................................................................................	3

	Part I -- Financial Information

1.	Financial Statements

	Condensed Income Statements ........................................................................................	4

	Condensed Balance Sheets ..............................................................................................	5

	Condensed Statements of Cash Flows .............................................................................	6

	Notes to Condensed Financial Statements .......................................................................	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations................................................................	10

3.	Quantitative and Qualitative Disclosures About Market Risk ................................................	19

4.	Controls and Procedures ........................................................................................................	19

	Part II -- Other Information

1.	Legal Proceedings ..................................................................................................................	20

5.	Other Information...................................................................................................................	20

6.	Exhibits ..................................................................................................................................	23

	Signatures ..............................................................................................................................	24

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN GAS LLC
CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(Millions of Dollars)

Operating Revenues	$ 73.1	$ 74.5	$ 520.8	$ 495.6

Operating Expenses
Cost of gas sold	45.8	47.0	363.6	344.7
Other operation and maintenance	27.6	21.4	89.2	79.8
Goodwill impairment	-	51.0	-	51.0
Depreciation and amortization	9.9	9.7	29.5	28.9
Property and revenue taxes	2.0	1.8	6.0	5.6

Total Operating Expenses	85.3	130.9	488.3	510.0

Operating (Loss) Income	(12.2)	(56.4)	32.5	(14.4)

Other Income, Net	0.1	0.3	0.1	0.6

Interest Expense	4.8	4.6	14.6	13.8

(Loss) Income Before Income Taxes	(16.9)	(60.7)	18.0	(27.6)

Income Tax (Benefit) Provision	(6.1)	(3.5)	6.8	8.4

Net (Loss) Income	$ (10.8)	$ (57.2)	$ 11.2	$ (36.0)

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS LLC
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30, 2005	December 31, 2004
	(Millions of Dollars)
Assets

Property, Plant and Equipment	$ 1,107.8	$ 1,081.8
Accumulated depreciation	(410.7)	(391.7)

Net Property, Plant and Equipment	697.1	690.1

Current Assets
Cash and cash equivalents	-	2.6
Accounts receivable	47.1	91.4
Accrued revenues	9.6	79.3
Materials, supplies and inventories	184.4	127.8
Deferred income taxes	9.7	11.4
Prepayments and other	27.2	23.0

Total Current Assets	278.0	335.5

Deferred Charges and Other Assets
Prepaid pension costs	215.8	209.7
Goodwill, net	95.9	95.9
Regulatory assets	71.7	68.0
Other	84.1	50.4

Total Deferred Charges and Other Assets	467.5	424.0

Total Assets	$ 1,442.6	$ 1,449.6

Capitalization and Liabilities

Capitalization
Member's equity	$ 568.0	$ 556.9
Long-term debt	215.1	213.9

Total Capitalization	783.1	770.8

Current Liabilities
Long-term debt due currently	65.0	65.0
Short-term debt	83.9	136.9
Accounts payable	83.3	84.5
Refundable gas costs	7.7	12.1
Other	19.3	16.6

Total Current Liabilities	259.2	315.1

Deferred Credits and Other Liabilities
Regulatory liabilities	336.0	314.0
Deferred income taxes	14.8	13.1
Other	49.5	36.6

Total Deferred Credits and Other Liabilities	400.3	363.7

Total Capitalization and Liabilities	$ 1,442.6	$ 1,449.6

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2005	2004

	(Millions of Dollars)
Operations
Net income (loss)	$ 11.2	$ (36.0)
Reconciliation to cash:
Depreciation and amortization	31.4	30.8
Goodwill impairment	-	51.0
Net pension and other postretirement
benefit (income)	(5.3)	(5.1)
Deferred income taxes and investment tax credits, net	3.1	12.8
Change in:
Accounts receivable and accrued revenues	114.0	95.0
Inventories	(56.6)	(36.6)
Accounts payable	(1.2)	(18.7)
Prepaid and accrued taxes	(4.9)	(15.2)
Refundable gas costs	(4.4)	(0.2)
Other assets and liabilities	(6.3)	(10.1)

Cash Provided by Operating Activities	81.0	67.7

Investing Activities
Capital expenditures	(30.1)	(47.6)
Other	(0.5)	0.9

Cash Used in Investing Activities	(30.6)	(46.7)

Financing Activities
Change in short-term debt	(53.0)	(22.1)

Cash Used in Financing Activities	(53.0)	(22.1)

Change in Cash and Cash Equivalents	(2.6)	(1.1)

Cash and Cash Equivalents at Beginning of Period	2.6	1.1

Cash and Cash Equivalents at End of Period	$ -	$ -

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$ 12.1	$ 11.1
Income taxes (net of refunds)	$ 10.3	$ 10.4

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN GAS LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

 1 -- GENERAL INFORMATION

Our accompanying unaudited condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2004 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary to a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year 2005 because of seasonal and other factors.

 2 -- GOODWILL

We account for goodwill under Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is not subject to amortization. However, goodwill is subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expenses.

To perform our annual test of goodwill, we are required to make various assumptions about our future profitability as compared to published projections for other similar businesses, capital expenditures and discount and growth rates. We assess the fair value by considering future discounted cash flows. This analysis is supplemented with a comparison of fair value based on public company trading multiples and merger and acquisition transaction multiples for similar companies. This evaluation utilizes the information available under the circumstances, including reasonable and supportable assumptions and projections. A significant change in these markets or a difference between actual results and our projections could result in a goodwill impairment loss. We perform our annual impairment test as of August 31. There was no impairment to the recorded goodwill balance as of August 31, 2005. Our goodwill at September 30, 2005 and December 31, 2004 was $95.9 million.

As part of last year's review, we also performed the annual assessment of our goodwill for impairment by applying fair value based tests as of August 31, 2004. As a result of that assessment, we recorded a $51.0 million goodwill impairment charge in the third quarter of 2004. The impairment resulted primarily from the impact of recording a deferred tax asset associated with the change in tax basis of our assets resulting from a valuation conducted in connection with the transfer of our ownership interest to Wisconsin Energy (see Note 3) and Wisconsin Energy's payment of the income tax liability associated with the new valuation. Since the goodwill is not amortizable for tax purposes, there was no related tax benefit recorded on the goodwill impairment charge.

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

Comprehensive Income:   Comprehensive income includes all changes in member's equity during a period except those resulting from investments by and distributions to members. We had the following total comprehensive income during the nine months ended September 30, 2005 and 2004:

	Nine Months ended September 30

Comprehensive Income	2005	2004

	(Millions of Dollars)

Net Income (Loss)	$11.2	($36.0)
Other Comprehensive (Loss)
Hedging	(0.4)	(0.2)

Total Other Comprehensive (Loss)	(0.4)	(0.2)

Total Comprehensive Income	$10.8	($36.2)

 4 -- BENEFITS

The components of our net periodic pension and other post-retirement benefit costs for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Pension Benefits		Other Post-retirement Benefits

	2005	2004	2005	2004

Three Months Ended September 30	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$0.7	$0.8	$0.1	$0.1
Interest cost	2.1	2.4	1.1	1.1
Expected return on plan assets	(5.5)	(5.5)	(1.6)	(1.5)
Amortization of:
Transition (asset) obligation	-	-	-	-
Prior service cost	(0.1)	-	0.2	0.2
Actuarial loss	0.7	0.4	0.3	0.4

Net Periodic Benefit Cost	($2.1)	($1.9)	$0.1	$0.3

Nine Months Ended September 30
Net Periodic Benefit Cost
Service cost	$2.2	$2.3	$0.4	$0.4
Interest cost	6.7	7.2	3.2	3.3
Expected return on plan assets	(16.5)	(16.6)	(4.8)	(4.5)
Amortization of:
Transition (asset) obligation	-	-	-	-
Prior service cost	(0.1)	-	0.5	0.5
Actuarial loss	1.9	1.2	1.2	1.1

Net Periodic Benefit Cost	($5.8)	($5.9)	$0.5	$0.8

We previously disclosed that we expect to contribute $0.7 million to fund pension benefits in 2005, none of which will be for our qualified plans since there is no minimum required by law. Contributions to other post-retirement benefit plans are discretionary.

In October 2005, we announced that we were offering to our retirees a Medicare Advantage program as an option within our existing post-retirement medical and drug plans. The Medicare Advantage program is part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 that was passed by Congress, and the program offers post-65 medical and drug benefits through private insurance carriers. The Medicare Advantage program is expected to reduce the cost of post-65 medical and drug costs for our retirees and the Company. We expect that the offering of the Medicare Advantage program will require us to remeasure the fair value of our other post-retirement plans in the fourth quarter of 2005, in accordance with SFAS No. 106, Employers' Accounting for Post-Retirement Benefits Other than Pensions.

Severance Plans:   In the third and fourth quarters of 2004, we incurred $5.9 million ($3.5 million after-tax) of severance costs. The majority of the severance costs related to an enhanced severance package offered to selected management employees of Wisconsin Energy and its subsidiaries who voluntarily resigned in the fourth quarter of 2004. During the first nine months of 2005, substantially all of the severance related benefits were paid.

 5 -- GUARANTEES

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability, excluding severance benefits, for such benefits was $4.3 million as of September 30, 2005 and $3.6 million as of December 31, 2004.

6 -- DERIVATIVE INSTRUMENTS

We follow SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective July 1, 2003, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For most energy related physical and financial contracts that qualify as derivatives under SFAS 133, the Public Service Commission of Wisconsin (PSCW) allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. As of September 30, 2005, we recognized $24.9 million in regulatory liabilities related to derivatives.

 7 -- COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2005

EARNINGS

We had a net loss of $10.8 million during the third quarter of 2005 compared with a net loss of $57.2 million during the third quarter of 2004. The net loss during the third quarter of 2004 included a goodwill impairment charge of $51.0 million. Excluding this goodwill charge, net income for the three months ended September 30, 2005 decreased as compared to the same period in 2004 driven, in part, by increased other operation and maintenance expenses. Earnings are typically lower during the third quarter of each year due to the seasonal nature of the gas utility business. A more detailed analysis of our financial results follows.

Operating Revenues, Gross Margin and Therm Deliveries

A comparison follows of our operating revenues, gross margin and gas deliveries during the third quarter of 2005 with similar information for the third quarter of 2004 including favorable (better (B)) or unfavorable (worse (W)) variances. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms.

	Three Months Ended September 30

Operations	2005	B (W)	2004

	(Millions of Dollars)

Operating Revenues	$73.1	($1.4)	$74.5
Cost of Gas Sold	45.8	1.2	47.0

Gross Margin	$27.3	($0.2)	$27.5

For the three months ended September 30, 2005, gross margin decreased by $0.2 million compared to the three months ended September 30, 2004.

The following table compares our gross margin and natural gas therm deliveries by customer class during the third quarter of 2005 with similar information for the third quarter of 2004.

	Three Months Ended September 30

	Gross Margin			Therm Deliveries

Operations	2005	B (W)	2004	2005	B (W)	2004

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$14.5	($1.5)	$16.0	21.6	(7.0)	28.6
Commercial/Industrial	4.3	(0.3)	4.6	17.0	(3.1)	20.1
Interruptible	0.5	0.3	0.2	5.0	2.3	2.7

Total Retail Gas Sales	19.3	(1.5)	20.8	43.6	(7.8)	51.4
Transported Gas	6.6	1.2	5.4	129.2	32.3	96.9
Other	1.4	0.1	1.3	-	-	-

Total	$27.3	($0.2)	$27.5	172.8	24.5	148.3

Weather -- Degree Days (a)
Heating (137 Normal)				53	(80)	133

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Total therm deliveries were 16.5% higher during the third quarter of 2005 primarily due to increased transport gas deliveries of 32.3 million therms. Transport volumes increased 33.3% between the comparative periods due to a higher amount of electric generation from natural gas within our service territory. Our margins on transported gas are significantly lower than our margins for retail gas sales. Increased transport volumes were offset, in part, due to decreased therm deliveries of 24.5% to residential customers who are more weather sensitive and contribute higher margins than other customer classes. As measured by heating degree days, the third quarter of 2005 was 60.2% warmer than the third quarter of 2004.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased by $6.2 million or 29% during the third quarter of 2005 compared with the third quarter of 2004. The increase is due, in part, to increased employee benefit costs of $4.3 million related to medical and retirement benefits and higher bad debt expenses totaling approximately $2.3 million. These increases were offset, in part, by lower employee costs in the third quarter of 2005 of approximately $0.7 million due to fewer employees. Additionally, in the third quarter of 2004, we incurred $1.6 million of severance related costs due to the voluntary severance programs that were implemented in the second half of 2004.

Goodwill Impairment

During the third quarter of 2004, we recorded a $51.0 million impairment charge which was the result of a contribution of a deferred tax asset by Wisconsin Energy. For further information, see Note 2  -- Goodwill in the Notes to Condensed Financial Statements.

Income Taxes

Our effective tax rate was 36.1% for both the third quarters of 2005 and 2004.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2005

EARNINGS

We had net income of $11.2 million during the first nine months of 2005 compared with a net loss of $36.0 million during the first nine months of 2004. This improvement was primarily due to a goodwill impairment charge of $51.0 million, which was recorded in the third quarter of 2004. Excluding this goodwill charge, net income for the nine months ending September 30, 2005 decreased as compared to the same period in 2004 driven, in part, by increased other operation and maintenance expenses. A more detailed analysis of our financial results follows.

Operating Revenues, Gross Margin and Therm Deliveries

A comparison follows of our operating revenues, gross margin and gas deliveries during the first nine months of 2005 with similar information for the first nine months of 2004 including favorable (better (B)) or unfavorable (worse (W)) variances. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms.

	Nine Months Ended September 30

Operations	2005	B (W)	2004

	(Millions of Dollars)

Operating Revenues	$520.8	$25.2	$495.6
Cost of Gas Sold	363.6	(18.9)	344.7

Gross Margin	$157.2	$6.3	$150.9

The following table compares our gross margin and natural gas therm deliveries by customer class during the first nine months of 2005 with similar information for the first nine months of 2004.

	Nine Months Ended September 30

	Gross Margin			Therm Deliveries

Operations	2005	B (W)	2004	2005	B (W)	2004

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$99.0	$1.0	$98.0	300.6	(19.3)	319.9
Commercial/Industrial	27.6	0.5	27.1	175.8	(6.1)	181.9
Interruptible	1.0	-	1.0	13.1	(1.1)	14.2

Total Retail Gas Sales	127.6	1.5	126.1	489.5	(26.5)	516.0
Transported Gas	24.0	4.2	19.8	400.6	48.9	351.7
Other	5.6	0.6	5.0	-	-	-

Total	$157.2	$6.3	$150.9	890.1	22.4	867.7

Weather -- Degree Days (a)
Heating (4,349 Normal)				4,232	(226)	4,458

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

For the nine months ended September 30, 2005, gross margin increased $6.3 million or 4.2% when compared to the nine months ended September 30, 2004. This reflects primarily $6.5 million of price increases. The price increases are related to the PSCW approval of an annual rate increase of $25.9 million, which became effective in March 2004. Total therm deliveries were 2.6% higher during the first nine months of 2005 primarily due to increased transport gas deliveries of 48.9 million therms. Transport volumes increased 13.9% due to a higher amount of electric generation from natural gas within our service territory. Our margins on transported gas are significantly lower than our margins for retail gas sales. The price increase and increased transport volumes were offset, in part, by a decrease in residential therm deliveries of 6.0% due to warmer weather. As measured by heating degree days, the first nine months of 2005 were 5.1% warmer than the first nine months of 2004.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased by $9.4 million or 11.8% during the first nine months of 2005 compared with the first nine months of 2004. Employee benefit expenses have increased approximately $12.4 million due to increased medical and pension costs. These increased costs were offset, in part, by a decrease in bad debt expense of $2.4 million and lower employee costs of approximately $1.6 million due to fewer employees. Additionally, in the third quarter of 2004, we incurred $1.6 million of severance related costs due to the voluntary severance programs that were implemented in the second half of 2004.

Goodwill Impairment

During the third quarter of 2004, we recorded a $51.0 million impairment charge which was the result of a contribution of a deferred tax asset by Wisconsin Energy. For further information, see Note 2  -- Goodwill in the Notes to Condensed Financial Statements.

Income Taxes

For the first nine months of 2005, our effective tax rate was 37.8% compared with a 35.9% rate during the first nine months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the first nine months of 2005 and 2004:

	Nine Months Ended September 30

Wisconsin Gas LLC	2005	2004

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$81.0	$67.7
Investing Activities	($30.6 )	($46.7 )
Financing Activities	($53.0)	($22.1)

Operating Activities

Cash provided by operating activities increased by $13.3 million during the first nine months of 2005 compared to the same period in 2004. This increase was due in large part to lower working capital requirements between the comparative periods resulting from the impact of warmer weather. Our earnings and cash flows are seasonal and vary depending upon the impact of weather.

Investing Activities

During the first nine months of 2005, we invested a total of $30.6 million, a decrease of $16.1 million over the same period in 2004, primarily due to the completion of construction on the Port Washington Lateral project in 2004.

Financing Activities

During the nine months ended September 30, 2005, we reduced short-term borrowings by $53.0 million compared with a decrease of $22.1 million for the first nine months of 2004.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

We anticipate meeting our capital requirements during the remaining three months of 2005 primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities depending on market conditions and other factors. Beyond 2005, we anticipate meeting our capital requirements through internally generated funds and short-term borrowings supplemented, when required, by the issuance of debt securities.

We retired at the scheduled maturity date $65.0 million of 6-3/8% Notes due November 1, 2005. We also anticipate issuing approximately $75-$90 million of debentures, depending upon market conditions and other factors, in November 2005.

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

As of September 30, 2005, we had approximately $200 million of available unused lines in our bank back-up credit facility. On September 30, 2005, we had approximately $83.9 million of total short-term debt outstanding.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes the facility at September 30, 2005:

Total Facility	Letters of Credit	Credit Available	Facility Maturity	Facility Term

(Millions of Dollars)

$200.0	$ -	$200.0	June-2007	3 year

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities by Standard & Poors Corporation (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) as of September 30, 2005.

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

Capital Requirements

In 2005, we expect to spend approximately $44 million in capital expenditures. This increase of $7.0 million over our past estimate is a result of the reprioritization of capital projects between Wisconsin Electric's gas operations and our gas operations.

Off-Balance Sheet Arrangements:   We may, from time to time, be a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, which may include, from time to time, financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. As of September 30, 2005, we have no financial instruments with off-balance sheet risk.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments are approximately $737.0 million as of September 30, 2005 compared with $725.9 million as of December 31, 2004. This increase primarily reflects purchase obligations under new gas supply contracts offset, in part, by periodic payments made in the ordinary course of business during the nine months ended September 30, 2005.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Credit Rating Risk: We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of employee benefit plans that could require, in the event of a credit ratings change to below investment grade, an accelerated payment. At September 30, 2005, we estimate that the potential payments under these agreements that could result from credit rating downgrades totaled approximately $0.5 million.

Commodity Price Risk: We manage our gas supply costs through a portfolio of procurement contracts with various suppliers for the purchase of natural gas.

Natural Gas Costs:   Significant increases in the cost of natural gas affect our gas utility operations. Natural gas costs have increased significantly, both because the supply of natural gas in recent years has not kept pace with the demand for natural gas and due to the impacts of hurricanes on offshore Gulf of Mexico natural gas production. We expect that demand for natural gas will remain high into the foreseeable future and that significant price relief will not occur until additional natural gas is added to the nation's energy supply mix.

Higher natural gas costs increase our working capital requirements, resulting in higher gross receipts taxes in the State of Wisconsin. Higher natural gas costs combined with slower economic conditions also expose us to greater risks of accounts receivable write-offs as more customers are unable to pay their bills. Because federal and state energy assistance dollars have not kept pace with rising natural gas costs, our risks related to bad debt expenses associated with non-paying customers has increased.

In February 2005, the PSCW gave us permission to use the escrow method of accounting for bad debt costs allowing for deferral of Wisconsin residential bad debt expense that exceed amounts allowed in rates.

As a result of the gas cost recovery mechanism, we receive dollar for dollar recovery on the cost of natural gas. However, increased natural gas costs increase the risk that customers will switch to alternative fuel sources, which could reduce future gas margins. In addition, we believe that increased natural gas costs will result in reduced usage of natural gas by our residential customers who contribute higher margins than other customer classes.

UTILITY RATES AND REGULATORY MATTERS

In the State of Wisconsin, our rates are governed by an order from the PSCW issued in March 2000 in connection with the approval of the WICOR acquisition. Under this order, we are restricted from increasing Wisconsin rates for a five-year period ending December 31, 2005, with certain exceptions. Under the March 2000 order, a full rate review is required by the PSCW for rates beginning on January 1, 2006. In June 2005, we filed with the PSCW a natural gas price increase request, as well as all materials for the PSCW and other parties to commence the rate review required by the March 2000 order. We requested a rate increase of $53.2 million to address the higher costs associated with adding and maintaining gas mains and infrastructure to maintain safety and reliability and certain costs related to gas in storage. In a scheduling conference held in July 2005, the PSCW's administrative law judge set a schedule which would allow for a PSCW decision and order by year end 2005. Such an order would allow the rates to be effective January 2006.

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

OTHER MATTERS

Following the filing of our 2005 Form 10-K with the SEC, we intend to file a Form 15 with the SEC to suspend our duty to file reports under the Securities Exchange Act of 1934, as amended. Upon filing the Form 15, we will no longer file reports with the SEC. We will, however, provide audited annual financial statements within 120 days after the close of each fiscal year and unaudited quarterly financial statements within 60 days after the close of each fiscal quarter (other than the fourth quarter) to the trustee, U.S. Bank National Association, to make available to holders of our debt securities upon request.

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

In March 2005, the FASB issued Interpretation 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), an interpretation of FASB Statement No. 143. FIN 47 defines the term conditional asset retirement obligation as used in Statement No. 143. As defined in FIN 47, a conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The scope of FIN 47 includes asbestos costs and may also apply to other facilities. Any changes in expense due to differing assumptions between FIN 47 and those currently required by the PSCW are not expected to be material and we expect to defer the differences as regulatory assets or liabilities. FIN 47 will be effective as of December 31, 2005.

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
  Consolidation of the industry as a result of the combination and acquisition of utilities in the Midwest, nationally and globally, as a result of the repeal of the Public Utility Holding Company Act of 1935 or otherwise.
  Changes in social attitudes regarding the gas utility industry.
  Customer business conditions including demand for their products or services and supply of labor and material used in creating their products and services.
  The cost and other effects of legal and administrative proceedings, settlements, investigations and claims and changes in those matters.
  Factors affecting the availability or cost of capital such as: changes in interest rates and other general capital market conditions; our capitalization structure; market perceptions of the gas utility industry or us; or security ratings.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures at Wisconsin Gas, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks in Part I of this report and in Part I of Wisconsin Gas' Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2005. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of Wisconsin Gas' 2004 Annual Report on Form 10-K.

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

Internal Control Over Financial Reporting:   There have not been any changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) ) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of our 2004 Annual Report on Form 10-K and Item 1, Legal Proceedings, in Part II of our Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2005.

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

ENVIRONMENTAL MATTERS

EPA Information Requests: We responded to an United States Environmental Protection Agency (EPA) request for information pursuant to Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Section 104(e) for the Solvay Coke and Gas Site located in Milwaukee, Wisconsin. All potentially responsive records and corporate legal files have been reviewed and responsive information was provided in October 2004. A predecessor company of ours had a customer and corporate relationship with the entity that owned and operated the site, Milwaukee Solvay Coke Company. In July 2005, we received a general notice letter from the EPA identifying us as a potentially responsible party under CERCLA. We responded to the EPA in July 2005, stating that we will participate in negotiations regarding the site, but that we do not admit to any liability for the site. Although we have not accepted responsibility for costs of any sort related to the property, remediation cost estimates and reserves continue to be included in the estimated manufactured gas plant obligations as were reported in the December 31, 2004 Form 10-K Note K -- Commitments and Contingencies.

UTILITY RATES AND REGULATORY MATTERS

See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Part I of this report for information concerning rate matters in Wisconsin.

ITEM 5. OTHER INFORMATION

(1) ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On November 1, 2005, Wisconsin Energy amended the Wisconsin Energy Corporation Executive Deferred Compensation Plan, amended and restated as of July 23, 2004 (Plan), to change the manner in which deferrals of equity-based awards, account balances invested in the Wisconsin Energy stock measurement fund and transactions into and out of such fund are valued under the Plan from the average of the reported high and low prices for shares of Wisconsin Energy common stock as of a particular day to the closing price for the stock as of a particular day.

(2) Upon converting from a Wisconsin corporation to a Wisconsin single member limited liability company, the indemnification provided to our directors and officers as described in our Registration Statement on Form S-3 (Registration No. 333-107694) filed with the SEC on August 6, 2003 (Registration Statement) became subject to Chapter 183 of the Wisconsin Statutes. The current indemnification provided to our directors and officers is described below and expressly incorporated into the Registration Statement.

Item 15. Indemnification of Directors and Officers

   Wisconsin Gas LLC ("Wisconsin Gas") is organized as a manager-managed limited liability company under Chapter 183 of the Wisconsin Statutes ("Chapter 183"). Wisconsin Gas's Operating Agreement specifies that the manager shall be its board of directors.

   Under Section 183.0403(2) of Chapter 183, a limited liability company generally is required to indemnify or allow reasonable expenses to and pay liabilities of each member and manager incurred with respect to a proceeding if that member or manager was a party to the proceeding in the capacity of a member or manager. Section 183.0403(3) provides that an operating agreement may alter or provide additional rights to indemnification of liabilities or allowance of expenses to members and managers. Notwithstanding those provisions, under Section 183.0403(4) of Chapter 183, a limited liability company is not permitted to indemnify a member or manager for liabilities or permit a member or manager to retain any allowance for expenses under those subsections unless it is determined by or on behalf of the limited liability company that the liabilities or expenses did not result from the member's or manager's breach or failure to perform a duty owed to the limited liability company under Section 183.0402 of Chapter 183. Section 183.0402 of Chapter 183 provides that, unless otherwise provided in an operating agreement, no member or manager shall act or fail to act in a manner that constitutes: (i) a willful failure to deal fairly with the limited liability company or its members in connection with a matter in which the member or manager has a material conflict of interest; (ii) a violation of criminal law, unless the member or manager had reasonable cause to believe that the person's conduct was lawful or no reasonable cause to believe that the conduct was unlawful; (iii) a transaction from which the member or manager derived an improper personal profit; or (iv) willful misconduct. Under Section 183.0403(5) of Chapter 183, unless otherwise provided in an operating agreement, a member or manager who is a party to a proceeding because the person is a member or manager is conclusively presumed not to have breached or failed to perform a duty to the limited liability company to the extent that the member or manager has been successful on the merits or otherwise in the defense of the proceeding. Unless otherwise provided in an operating agreement, in all other cases the determination of whether a member or manager has breached or failed to perform a duty to the limited liability company, or whether the liability or expenses resulted from the breach or failure, is to be made by the vote of the member or members, except that the vote of any member who is a party to the same or a related proceeding is required to be excluded unless all members are parties.

   Wisconsin Gas's Operating Agreement does not substantially alter any of these statutory provisions except as described below and except that (1) it extends these rights to indemnification and allowance of expenses to officers and directors of Wisconsin Gas, as well as to its member and manager, and (2) it includes a procedure pursuant to which a member, director or officer may select whether his or her right to indemnification will be determined (a) by a majority vote of a quorum of its board of directors consisting of disinterested directors or a majority vote of a committee consisting solely of two or more directors who are not at the time parties to the same or related proceedings, (b) by independent legal counsel, (c) by a panel of three arbitrators, (d) by the affirmative vote, approval or consent by members whose interests in Wisconsin Gas represent contributions of more than 50% of the value of the total contributions made to Wisconsin Gas, except that the vote of any member who is a party to the same or a related proceeding must be excluded unless all members are parties, (e) by a court, or (f) by any other method provided for in any additional right to indemnification.

   Under Section 183.0608 of Chapter 183, a member or manager of a limited liability company who is liable to the limited liability company because the member or manager voted for or assented to a distribution in violation of Section 183.0607 of Chapter 183 (relating to distributions while the limited liability company is insolvent) is entitled to contribution from every other member or manager who voted for or assented to the wrongful distribution and from every member who received the wrongful distribution knowing that it was made in violation of Section 183.0607 of Chapter 183 or of an operating agreement.

   Section 183.1302(1) of Chapter 183 provides that it is the policy of Chapter 183 to give maximum effect to the principle of freedom of contract and to the enforceability of operating agreements. Section 9.1 of Wisconsin Gas's Operating Agreement provides that none of the members or directors, or any officers, directors, stockholders, partners, employees, affiliates, representatives or agents of any member or director, nor any officer, employee, representative or agent of Wisconsin Gas, shall be liable to Wisconsin Gas or any other person for any act or omission taken or omitted by such person in the reasonable belief that such act or omission is in or is not contrary to the best interests of Wisconsin Gas and is within the scope of authority granted to such person in the Operating Agreement, provided such act or omission does not constitute fraud, willful misconduct, bad faith, or gross negligence. Articles IX and X of Wisconsin Gas's Operating Agreement also provide that Wisconsin Gas will indemnify to the fullest extent permitted by law each member, director and officer against any and all liabilities (including judgments, penalties, tax assessments, forfeitures or fines), and advance any and all reasonable expenses (including fees, costs, charges, disbursements, attorney fees and any other expenses incurred in connection with a proceeding), incurred in any legal proceeding (including any threatened, pending or completed legal action, suit or other proceeding, whether or not by or in the right of Wisconsin Gas) to which the member, director or officer is a party in the capacity of a member, director or officer of Wisconsin Gas or was serving at the request of Wisconsin Gas as a director or officer of another enterprise. Section 10.11 of the Operating Agreement provides specifically that Wisconsin Gas shall provide indemnification and allowance of expenses and may insure for any liability incurred in connection with a proceeding involving securities regulation under federal or state statutes, rules or regulations to the extent otherwise required or permitted under the Operating Agreement. Wisconsin Gas's Operating Agreement does not limit the indemnification to which members, directors and managers are entitled under Chapter 183.

   Underwriting or purchase agreements entered into by Wisconsin Gas in connection with securities being registered may provide for indemnification of the member, manager, directors, officers and controlling persons of Wisconsin Gas against certain liabilities, including liabilities under the Securities Act of 1933.

   Officers and directors of Wisconsin Gas are covered by insurance policies purchased by Wisconsin Gas or its parent, Wisconsin Energy Corporation, under which they are insured (subject to exceptions and limitations specified in the policies) against expenses and liabilities arising out of actions, suits or proceedings to which they are parties by reason of being or having been such directors or officers.

ITEM 6. EXHIBITS

Exhibit No.

10	Material Contracts

10.1

Senior Officer, Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Kristine A. Rappé, dated as of July 28, 2005. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/05 Form 10-Q.)

10.2

Executive Deferred Compensation Plan of Wisconsin Energy Corporation, amended and restated as of July 23, 2004 (including amendments approved effective as of November 2, 2005). (Exhibit 10.2 to Wisconsin Energy Corporation's 09/30/05 Form 10-Q.)

12	Statement of Computation of Ratios

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN GAS LLC
(Registrant)

/s/STEPHEN P. DICKSON
Date: November 4, 2005	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer