Form 10-K
period 2005-12-31
WISCONSIN GAS LLC
filed 2006-03-07
CIK 107819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

Commission	Registrant; State of Incorporation	IRS Employer
File Number	Address; and Telephone Number	Identification No.

001-07530	WISCONSIN GAS LLC	20-3978942
(A Wisconsin Limited Liability Company)
231 West Michigan Street
P.O. Box 2046
Milwaukee, WI 53201
(414) 221-2345

Securities registered pursuant to Section 12 (b) of the Act:       None
Securities registered pursuant to Section 12 (g) of the Act:       None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [  ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.    Yes [  ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer [  ]    Accelerated filer [  ]    Non-accelerated filer[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

The aggregate market value of the common equity of Wisconsin Gas LLC held by non-affiliates as of June 30, 2005 was zero. All of the membership interests of Wisconsin Gas LLC are held by Wisconsin Energy Corporation.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (January 31, 2006):

1,125 Common Membership Interests

Documents Incorporated by Reference
None.

Reduced Disclosure Format

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format.

WISCONSIN GAS LLC
FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 2005

TABLE OF CONTENTS
PART I
Item	Page
1. Business .............................................................................................................................................	3

1A. Risk Factors......................................................................................................................................	7

1B. Unresolved Staff Comments............................................................................................................	7

2. Properties ..........................................................................................................................................	7

3. Legal Proceedings .............................................................................................................................	8

4. Submission of Matters to a Vote of Security Holders ......................................................................	8

Executive Officers of the Registrant ..................................................................................................	9

PART II
5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.............................................................................................................................	10

6. Selected Financial Data ......................................................................................................................	10

7. Management's Discussion and Analysis of Financial Condition and Results of Operations .............	11

7A.Quantitative and Qualitative Disclosures About Market Risk ..........................................................	24

8. Financial Statements and Supplementary Data ..................................................................................	25

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............	46

9A. Controls and Procedures ..................................................................................................................	46

9B. Other Information .............................................................................................................................	46
PART III
10. Directors and Executive Officers of the Registrant ..........................................................................	46

11. Executive Compensation ..................................................................................................................	46

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......................................................................................................	46

13. Certain Relationships and Related Transactions ...............................................................................	47

14. Principal Accountant Fees and Services ............................................................................................	47
PART IV
15. Exhibits and Financial Statement Schedules .....................................................................................	48

Schedule II -- Valuation and Qualifying Accounts ............................................................................	49

Signatures ............................................................................................................................................	50

Exhibit Index .......................................................................................................................................	E-1

PART I
ITEM 1.	BUSINESS

INTRODUCTION

Wisconsin Gas LLC, formerly Wisconsin Gas Company, is a natural gas distribution public utility which serves approximately 583,300 gas customers in Wisconsin. Wisconsin Gas is a limited liability company organized under the laws of the state of Wisconsin and is a wholly owned subsidiary of Wisconsin Energy Corporation (Wisconsin Energy). We have integrated many of our operations with the gas operations and corporate support areas of Wisconsin Electric Power Company (Wisconsin Electric), Wisconsin Energy's wholly-owned electric, gas and steam utility. In April 2002, Wisconsin Electric and Wisconsin Gas began doing business under the trade name "We Energies". Unless qualified by their context when used in this document, the terms Wisconsin Gas, the Company, our, us or we refer to Wisconsin Gas.

We maintain our principal executive offices in Milwaukee, Wisconsin. We are the largest natural gas distribution public utility operating throughout Wisconsin. We are subject to the regulation of the Public Service Commission of Wisconsin (PSCW) as to various phases of our operations, including rates, service and issuance of long-term securities.

General Information About our Business:   Our business is highly seasonal, particularly as to residential and commercial sales of gas for space heating purposes, with a substantial portion of our sales occurring in the winter heating season. The following table sets forth the volumes of natural gas we delivered to our customers. The sales volumes represent quantities we sold and delivered to customers. The volumes shown as transported represent customer-owned gas that we delivered to customers for the years ended December 31, 2005 and 2004.

	2005		2004

	Therms	Percent	Therms	Percent

	(Millions)		(Millions)
Customer Class

Residential	450.5	35.6%	467.6	37.9%
Commercial/Industrial	260.8	20.6%	263.6	21.4%
Interruptible	17.2	1.4%	18.3	1.5%

Total Retail Gas Sales	728.5	57.6%	749.5	60.8%
Transported Gas	537.9	42.4%	483.5	39.2%

Total Therms Delivered	1,266.4	100.0%	1,233.0	100.0%

Cautionary Factors Regarding Forward -- Looking Statements:   Certain statements contained herein are "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements include, among other things, statements regarding management's expectations and projections regarding regulatory matters, gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources and other matters. Also, Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "may," "objectives," "plans," "possible," "potential," "projects" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, those risks and uncertainties described under the heading Cautionary Factors in Item 7 of this report, as well as other matters described under the heading Factors Affecting Results, Liquidity and Capital Resources in Item 7 of this report, and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC) or otherwise described throughout this document. We disclaim any responsibility to update these forward-looking statements.

GAS UTILITY OPERATIONS

We are authorized to provide retail gas distribution service in designated territories in the state of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity or boundary agreements with other utilities. We also transport customer-owned gas. We are the largest natural gas distribution utility in Wisconsin, operating throughout the state including the City of Milwaukee, Wisconsin.

Gas Deliveries

Our gas utility business is highly seasonal due to the heating requirements of residential and commercial customers. Annual gas sales are also impacted by the variability of winter temperatures.

See Results of Operations in Item 7 for selected gas operating information by customer class during each of the three years in the period ended December 31, 2005.

We delivered approximately 1,266 million therms of gas during 2005, including customer-owned transported gas, a 2.7% increase compared with 2004. As of December 31, 2005, we were transporting gas for approximately 1,124 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 42% of the total volumes delivered by us during 2005, 39% during 2004 and 38% during 2003. We had approximately 583,300 customers at December 31, 2005, an increase of approximately 1.1% since December 31, 2004.

Our maximum daily send-out in 2005 was 902,071 dekatherms on January 17, 2005. A dekatherm is equivalent to ten therms or one million British thermal units.

Sales to Large Gas Customers:   We provide gas utility service to a diversified base of industrial customers. Major industries served include the paper, food products and fabricated metal products industries. Fuel used for Wisconsin Electric's electric energy supply represents our largest transportation customer.

In late February 2001, Wisconsin Energy filed a petition with the PSCW starting the regulatory review process for a 10-year strategy, originally proposed in September 2000, to improve the supply and reliability of electricity in Wisconsin. As part of Wisconsin Energy's Power the Future strategy, Wisconsin Energy is investing in new natural gas-fired and coal-fired generating capacity. The first natural gas-fired facility is a transport customer of ours; we expect the second natural gas-fired facility, which is scheduled to go into service in 2008, to also be a transport customer.

Gas Deliveries Growth:   We currently forecast our total therm deliveries of natural gas to grow at an annual rate of approximately 2.6% over the five-year period ending December 31, 2010. This forecast reflects a current year normalized sales level and assumes moderate growth in the economy of our service territory, normal weather and incremental Power the Future demand.

Competition

Competition in varying degrees exists between natural gas and other forms of energy available to consumers. Many of our large commercial and industrial customers are dual-fuel customers that are equipped to switch between natural gas and alternate fuels. We are allowed to offer lower-priced gas sales and transportation services to dual-fuel customers. Under gas transportation agreements, customers purchase gas directly from gas marketers and arrange with interstate pipelines and us to have the gas transported to the facilities where it is used. We earn substantially the same margin (difference between revenue and cost of gas) whether we sell and transport gas to customers or only transport their gas.

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

Federal and state regulators continue to implement policies to bring more competition to the gas industry. For information concerning proceedings by the PSCW to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry, see Factors Affecting Results, Liquidity and Capital Resources in Item 7. While the gas utility distribution function is expected to remain a highly regulated, monopoly function, the sales of the natural gas commodity and related services are expected to become increasingly subject to competition from third parties. It remains uncertain if and when the current economic disincentives for small customers to choose an alternative gas commodity supplier may be removed such that we begin to face competition for the sale of gas to our smaller firm customers.

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

Term Gas Supply:   We currently have contracts for firm supplies with terms in excess of 30 days with suppliers for gas acquired in the Joliet, Illinois market hub and in the three producing areas discussed above. The pricing of the term contracts is based upon first of the month indices. Combined with our storage capability, management believes that the volume of gas under contract is sufficient to meet our forecasted firm peak day demand.

Secondary Market Transactions:   Capacity release is a mechanism by which pipeline long-line and storage capacity and gas supplies under contract can be resold in the secondary market. Local distribution companies, such as us, must contract for capacity and supply sufficient to meet the firm peak day demand of their customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to ratepayers, subject to our gas cost incentive mechanism pursuant to which we have an opportunity to share in the cost savings. See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Item 7 for information on the gas cost recovery mechanism (GCRM) and gas cost incentive mechanism. During 2005, we continued our active participation in the capacity release market.

Spot Market Gas Supply:   We expect to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. We have supply relationships with a number of sellers from whom we purchase spot gas.

Hedging Gas Supply Prices:   We have PSCW approval to hedge (i) up to 45% of planned flowing gas supply using NYMEX based natural gas options, (ii) up to 15% of planned flowing gas supply using NYMEX based natural gas future contracts and (iii) up to 35% of planned storage withdrawals using NYMEX based natural gas options. That approval allows us to pass 100% of the hedging costs (premiums and brokerage fees) and proceeds (gains and losses) through our purchase gas adjustment mechanism. Hedge targets (volumes) are provided annually to the PSCW as part of our five-year gas supply plan filing.

To the extent that opportunities develop and our physical supply operating plans will support them, we also have PSCW approval to utilize NYMEX-based natural gas derivatives to capture favorable forward market price differentials. That approval provides for 100% of the related proceeds to accrue to our GCRM.

Guardian Pipeline:   Wisconsin Energy has a one-third ownership interest in the Guardian Pipeline, L.L.C. (Guardian). Two unaffiliated companies also have one-third interests. Guardian owns an interstate natural gas pipeline from the Joliet, Illinois market hub to southeastern Wisconsin that is designed to serve the growing demand for natural gas in Wisconsin and Northern Illinois. Guardian began commercial operation in early December 2002. Currently, Guardian has firm transmission service agreements to transport 98% of its 750,000 dekatherms per day pipeline design capacity. Together with Wisconsin Electric, we have committed to purchase 650,000 dekatherms (approximately 87% of the pipelines total capacity) per day of capacity on the pipeline over a long-term contract that expires in December 2012.

WATER UTILITY OPERATIONS

In November 1998, we entered into the water distribution business to leverage off of operational similarities with our natural gas business. As of December 31, 2005, we served approximately 2,800 water customers in the suburban Milwaukee area compared with approximately 2,700 customers at December 31, 2004. We also provide contract services to local municipalities and businesses within our service territory for water system repair and maintenance. Our water revenues totaled $2.3 million and $1.9 million in 2005 and 2004, respectively.

UTILITY RATE MATTERS

See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Item 7.

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

The PSCW approved a new performance-based GCRM which became effective April 1, 2001. See Rates and Regulatory Matters in Item 7.

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

ENVIRONMENTAL COMPLIANCE

Environmental Expenditures

Expenditures for environmental compliance and remediation issues are included in anticipated capital expenditures described in Liquidity and Capital Resources in Item 7. For discussion of additional environmental issues, see Environmental Matters in Item 3.

Manufactured Gas Plant Sites

We are reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. See Note L -- Commitments and Contingencies in the Notes to Financial Statements in Item 8.

OTHER

Research and Development:   We had immaterial research and development expenditures in the last three years, primarily for improvement of service. Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations.

Employees:   At December 31, 2005, we had 619 total employees, of which 481 were represented under labor agreements.

The employees represented under labor agreements were with the following bargaining units as of December 31, 2005.

	Number of Employees	Expiration Date of Current Labor Agreement

Local 2150 of International Brotherhood of Electrical Workers	109	August 15, 2007
Local 7-0018 of Paper, Allied- Industrial Chemical & Energy Workers International Union (a)	179	May 31, 2007
Local 7-0018-1 of Paper, Allied- Industrial Chemical & Energy Workers International Union (a)	185	November 30, 2006
Local 7-0018-2 of Paper, Allied- Industrial Chemical & Energy Workers International Union (a)	8	February 29, 2008

Total Employees	481

(a) Effective January 1, 2006, these bargaining units became a part of the Local 2006. These former locals are now individual bargaining units of Local 2006. We will continue to honor our bargaining agreements with each of these units as negotiated.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We own our principal properties outright except that the major portion of gas utility distribution mains and services are located, for the most part, on or in streets and highways and on land owned by others.

We own a distribution system which, as of December 31, 2005, included approximately 10,600 miles of distribution and transmission mains connected at gate stations to the pipeline transmission systems of ANR Pipeline Company, Guardian, Northern Natural Pipeline Company, Viking Gas Transmission and Michigan Consolidated Gas Company. We have a liquefied natural gas storage plant which converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 3,600 dekatherms per day. We also have a propane air system for peaking purposes. This propane air system will provide approximately 2,400 dekatherms per day of supply to the system. Our distribution system consists almost entirely of plastic and coated steel pipe. We own office buildings in certain communities in which we serve, gas regulating and metering stations, peaking facilities and our major service centers, including garage and warehouse facilities.

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

EPA Information Requests:   We responded to a U.S. Environmental Protection Agency (EPA) request for information pursuant to Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Section 104(e) for the Solvay Coke and Gas Site located in Milwaukee, Wisconsin. All potentially responsive records and corporate legal files have been reviewed and responsive information was provided in October 2004. A predecessor company of ours had a customer and corporate relationship with the entity that owned and operated the site, Milwaukee Solvay Coke Company. In July 2005, we received a general notice letter from the EPA identifying us as a potentially responsible party under CERCLA. We responded to the EPA in July 2005, stating that we will participate in negotiations regarding the site, but that we do not admit to any liability for the site. Although we have not accepted responsibility for costs of any sort related to the property, remediation cost estimates and reserves continue to be included in the estimated manufactured gas plant values reported in Note L -- Commitments and Contingencies in the Notes to Financial Statements in Item 8.

See Manufactured Gas Plant Sites in Note L -- Commitments and Contingencies in the Notes to Financial Statements in Item 8, which is incorporated by reference herein, for a discussion of matters related to certain manufactured gas plant sites.

UTILITY RATE MATTERS

See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Item 7 for information concerning rate matters in the jurisdiction where we do business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2)(c).

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 2005 and positions of our executive officers are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Limited Liability Company Operating Agreement. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected. Reference to Wisconsin Gas LLC includes the time spent with the Company prior to its conversion from a corporation to a limited liability company.

Gale E. Klappa. Age 55.

  Wisconsin Energy Corporation -- Chairman of the Board and Chief Executive Officer since May 2004. President since April 2003.
  Wisconsin Electric Power Company -- Chairman of the Board since May 2004. President and Chief Executive Officer since August 2003.
  Wisconsin Gas LLC -- Chairman of the Board since May 2004. President and Chief Executive Officer since August 2003.
  The Southern Company -- Executive Vice President, Chief Financial Officer and Treasurer from March 2001 to April 2003. Chief Strategic Officer from October 1999 to March 2001. The Southern Company is a public utility holding company serving the southeastern United States.
  Director of Wisconsin Energy Corporation, Wisconsin Electric Power Company and Wisconsin Gas LLC since 2003.

Charles R. Cole. Age 59.

  Wisconsin Electric Power Company -- Senior Vice President since 2001.
  Wisconsin Gas LLC -- Senior Vice President since July 2004.

Stephen P. Dickson. Age 45.

  Wisconsin Energy Corporation -- Vice President since October 2005. Controller since 2000.
  Wisconsin Electric Power Company -- Vice President since October 2005. Controller since 2000.
  Wisconsin Gas LLC -- Vice President since October 2005. Controller since 1998.

Frederick D. Kuester. Age 55.

  Wisconsin Energy Corporation -- Executive Vice President since May 2004.
  Wisconsin Electric Power Company -- Executive Vice President since May 2004. Chief Operating Officer since October 2003.
  Wisconsin Gas LLC -- Executive Vice President since May 2004.
  Mirant Corporation -- Senior Vice President - International from 2001 to October 2003 and Chief Executive Officer of Mirant Asia-Pacific Limited from 1999 to October 2003. Mirant is a multi-national energy company that produces and sells electricity. Mirant Corporation and certain of its subsidiaries voluntarily filed for bankruptcy in July 2003. Other than certain Canadian subsidiaries, none of Mirant's international subsidiaries filed for bankruptcy.

Allen L. Leverett. Age 39.

  Wisconsin Energy Corporation -- Executive Vice President since May 2004. Chief Financial Officer since July    2003.
  Wisconsin Electric Power Company -- Executive Vice President since May 2004. Chief Financial Officer since    July 2003.
  Wisconsin Gas LLC -- Executive Vice President since May 2004. Chief Financial Officer since July 2003.
  Georgia Power Company -- Executive Vice President, Chief Financial Officer and Treasurer from May 2002 to    July 2003. Assistant Treasurer from 2000 to 2002. Georgia Power Company is a utility affiliate of The Southern Company, a public utility holding company serving the southeastern United States

  Southern Company Services, Inc. -- Vice President and Treasurer from 2000 to 2002. Southern Company Services is also an affiliate of The Southern Company.

Kristine A. Rappé. Age 49.

  Wisconsin Energy Corporation -- Senior Vice President and Chief Administrative Officer since May 2004. Corporate Secretary from 2001 to August 2004. Vice President from 2003 to April 2004.
  Wisconsin Electric Power Company -- Senior Vice President and Chief Administrative Officer since May 2004. Corporate Secretary from 2001 to August 2004. Vice President from 2001 to April 2004. Vice President of Customer Services from 1995 to 2001.
  Wisconsin Gas LLC -- Senior Vice President and Chief Administrative Officer since May 2004. Corporate Secretary from 2001 to August 2004. Vice President from 2001 to April 2004.

Larry Salustro. Age 58.

  Wisconsin Energy Corporation -- Executive Vice President since May 2004. General Counsel since 2000. Senior Vice President from 2000 to April 2004.
  Wisconsin Electric Power Company -- Executive Vice President since May 2004. General Counsel since 2000. Senior Vice President from 2000 to April 2004.
  Wisconsin Gas LLC -- Executive Vice President since May 2004. General Counsel since 2000. Senior Vice President from 2000 to April 2004.

Certain executive officers also hold offices in Wisconsin Energy's non-utility subsidiaries.

In addition, effective January 3, 2006, James C. Fleming was appointed Executive Vice President of Wisconsin Energy Corporation, Wisconsin Electric Power Company and Wisconsin Gas LLC.

James C. Fleming. Age 60.

  Wisconsin Energy Corporation -- Executive Vice President since January 2006.
  Wisconsin Electric Power Company -- Executive Vice President since January 2006.
  Wisconsin Gas LLC -- Executive Vice President since January 2006.
  Southern Company Services, Inc. - Vice President and Associate General Counsel from 1998 to December 2005. Southern Company Services is an affiliate of The Southern Company, a public utility holding company serving the southeastern United States.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a wholly-owned subsidiary of Wisconsin Energy and none of our stock is publicly traded. We did not pay any dividends during the three years ended December 31, 2005.

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. For information regarding restrictions on our ability to pay dividends, see Note M -- Member's Equity in the Notes to Financial Statements in Item 8.

ITEM 6.	SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I(2)(a).

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

INTRODUCTION

The financial statements include the accounts of Wisconsin Gas LLC (Wisconsin Gas or the Company, our, we or us), a wholly-owned subsidiary of Wisconsin Energy Corporation (Wisconsin Energy). We are a public utility engaged in the distribution of natural gas throughout Wisconsin. Most of our revenues are derived from gas delivered in southeastern Wisconsin. In addition, we operate a small water utility that has annual revenues of approximately $2.3 million.

Wisconsin Gas and Wisconsin Electric Power Company (Wisconsin Electric), another wholly-owned subsidiary of Wisconsin Energy, have combined many of their common functions and operate under the trade name "We Energies".

Prior to July 2004, Wisconsin Gas was a Wisconsin corporation and a wholly-owned subsidiary of WICOR, Inc. which was a wholly-owned subsidiary of Wisconsin Energy. In July 2004, Wisconsin Gas converted to a Wisconsin limited liability company (LLC), and the interest in the LLC was transferred from WICOR to Wisconsin Energy in connection with the redemption of certain shares of WICOR stock.

Cautionary Factors Regarding Forward -- Looking Statements:   Certain statements contained herein are "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements include, among other things, statements regarding management's expectations and projections regarding regulatory matters, gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources and other matters. Also, Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "may," "objectives," "plans," "possible," "potential," "projects" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, those risks and uncertainties described under the heading Cautionary Factors in this Item 7, as well as other matters described under the heading Factors Affecting Results, Liquidity and Capital Resources in this Item 7, and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC) or otherwise described throughout this document. We disclaim any obligation to update these forward-looking statements.

CORPORATE STRATEGY

Business Opportunities

We are realizing operating efficiencies through the integration of many of our operations with those of Wisconsin Electric. These operating efficiencies should increase customer satisfaction and reduce operating costs.

RESULTS OF OPERATIONS

EARNINGS

2005 vs 2004:   We had net income of $25.7 million in 2005 compared with a net loss of $20.4 million in 2004. Our net income reflects the impact of a price increase and increased sales volumes in 2005, as well as the impact of an impairment charge of $51 million related to goodwill in 2004.

2004 vs 2003:   We had a net loss of $20.4 million in 2004 compared with net income of $36.8 million during 2003. Our net loss reflects the impact of an impairment charge of $51 million related to goodwill. A more detailed analysis of financial results follows.

Gas Operating Revenues, Cost of Gas Sold and Gross Margin

We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. The following table compares our gas utility operating revenues and gross margin (total gas operating revenues less cost of gas sold) during 2005, 2004 and 2003.

	2005	2004	2003

	(Millions of Dollars)

Operating Revenues	$824.0	$729.0	$713.1
Cost of Gas Sold	601.1	514.0	507.9

Gross Margin	$222.9	$215.0	$205.2

2005 vs 2004:   During 2005, gas operating revenues increased by $95.0 million or 13.0%. This increase in revenues is due in part to increased natural gas costs and $6.5 million in price increases which reflects the full year's impact of a $25.9 million annual rate increase, which became effective in March 2004. An increase in total therm deliveries, which were driven by higher transport deliveries, also contributed to the increase in revenues. The effect of these items was partially offset by lower residential therm deliveries due to slightly warmer weather in 2005. The increase in purchased gas costs is passed on to customers because changes in the cost of gas sold flow through to revenue under the gas cost recovery mechanism (GCRM).

2004 vs 2003:   During 2004, gas operating revenues increased by $15.9 million or 2.2%. This increase in revenues was due primarily to a $25.9 million annual price increase which became effective in March 2004. This increase was partially offset by lower therm deliveries due to less favorable weather and our recognition of $3.0 million less in gas cost incentive revenues under our GCRM.

Gas Gross Margin and Therm Deliveries

The following table compares gas gross margin and therm deliveries during 2005, 2004 and 2003.

	Gross Margin			Therm Deliveries

	2005	2004	2003	2005	2004	2003

	(Millions of Dollars)			(Millions, Except Degree Days)
Customer Class
Residential	$144.1	$142.2	$134.2	450.5	467.6	492.8
Commercial/Industrial	39.9	39.0	36.8	260.8	263.6	281.6
Interruptible	1.4	1.3	1.4	17.2	18.3	20.7

Total Retail Gas Sales	185.4	182.5	172.4	728.5	749.5	795.1
Transported Gas	32.9	28.0	25.6	537.9	483.5	487.9
Other Operating Revenues	4.6	4.5	7.2	-	-	-

Total	$222.9	$215.0	$205.2	1,266.4	1,233.0	1,283.0

Weather -- Degree Days (a)
Heating (6,697 Normal)				6,628	6,663	7,063

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

2005 vs. 2004:   Gas utility gross margin increased by $7.9 million or 3.7% between comparative periods. This increase reflects $6.5 million of price increases which reflects the full year's impact of a $25.9 million rate increase, which became effective in March 2004. Total therm deliveries were 2.7% higher during 2005, primarily due to increased transport gas deliveries of 54.4 million therms. Transport volumes increased between the comparative periods due to a higher amount of electric generation from natural gas within our service territory. Our margins on these transport gas volumes are significantly lower than our margins for retail gas sales. The price increases and increased transport volumes were offset, in part, by a decrease in residential therm deliveries of 3.7%. This decrease was due to slightly warmer weather in 2005 and a decrease in use per customer that was driven in part by higher commodity prices. As measured by heating degree days, 2005 was less than 1% warmer than 2004.

2004 vs 2003:   Gas gross margin totaled $215.0 million in 2004, or a $9.8 million improvement from 2003. This increase is due primarily to a $25.9 million annual price increase which became effective in March 2004. This price increase favorably impacted gas revenues by $19.6 million in 2004 as compared to 2003. This price increase was partially offset by lower therm deliveries due to less favorable weather and our recognition of $3.0 million less in gas cost incentive revenues under our GCRM. As measured by heating degree days, 2004 was 5.7% warmer than 2003 and 1.1% warmer than normal. Total therm deliveries of natural gas decreased by 3.9% during 2004, but varied within customer classes. Volume deliveries for the residential and commercial/industrial customer classes decreased by 5.1% and 6.4%, respectively, reflecting warmer winter weather.

Operation and Maintenance Expenses

2005 vs. 2004:   Operation and maintenance expenses increased by $11.4 million or 10.8% during 2005 compared with 2004. The most significant changes in our operation and maintenance expense related to increased benefit related costs and increased bad debt costs of $10.4 million and $3.3 million, respectively. Additionally, in 2004 we recognized $5.9 million of severance related costs due to the voluntary severance program that was implemented in the second half of 2004. In 2005, we had approximately 55 fewer employees compared to 2004.

2004 vs 2003:   Operation and maintenance expenses increased by $9.2 million or 9.5% during 2004 when compared with 2003. This increase was driven by $5.9 million of severance-related costs, primarily due to a voluntary separation program which was offered to certain management employees in the second half of 2004. We also recognized $6.2 million of increased public benefits costs and experienced higher pension and medical costs of $1.1 million. Partially offsetting these increases was a $6.2 million reduction in bad debt costs due to improved collections and the timing of the PSCW's deferral order authorizing us to defer bad debt costs for collection in future rates.

Depreciation and Amortization Expense

2005 vs. 2004:   Depreciation and amortization expense increased by $0.9 million in 2005 as compared to 2004. This increase was due to increased depreciable plant balances. In November 2005, the PSCW approved new depreciation rates which are effective January 1, 2006. We expect the new depreciation rates to reduce annual depreciation expense by approximately $2.0 million.

2004 vs. 2003:   Depreciation and amortization expense increased by $1.2 million in 2004 as compared to 2003. This increase was due to increased depreciable plant balances.

Impairment Charge

2005 vs 2004:   There was no goodwill impairment charge in 2005 as compared to a $51.0 million goodwill impairment charge in 2004, which was attributable to the difference between the fair value and recorded value of certain deferred tax assets. For further information about the impairment charge, see Note A -- Summary of Significant Accounting Policies, in the Notes to Financial Statements.

2004 vs 2003:   The $51.0 million goodwill impairment charge in 2004 was attributable to the difference between the fair value and recorded value of certain deferred tax assets.

Interest Expense

2005 vs 2004:   Interest expense increased by $1.5 million during 2005 compared to 2004. This increase reflects the November 2005 issuance of $90 million of unsecured 5.90% Debentures and higher average short-term debt rates during 2005.

2004 vs 2003:   Interest expense increased by $6.6 million during 2004 compared to 2003. This increase reflects the December 2003 issuance of $125 million of unsecured 5.20% Debentures.

Income Taxes

During 2004, we recorded a $51.0 million impairment charge, which is a non-deductible cost. Our effective income tax rate, excluding the impact of goodwill impairment charges, was 36.7%, 35.3% and 35.9% for the three years ended December 31, 2005, 2004 and 2003, respectively. See Note C -- Income Taxes in the Notes to Financial Statements in this report for additional information.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table summarizes our cash flows during 2005, 2004 and 2003:

	2005	2004	2003

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$25.4	$42.1	$11.7
Investing Activities	($46.5)	($44.3)	($126.4)
Financing Activities	$21.2	$3.7	$114.4

Operating Activities

Cash provided by operating activities decreased to $25.4 million during 2005 compared to $42.1 million in 2004. This decrease was due in part to increased working capital needs during 2005 as a result of higher natural gas prices at the end of the year.

During 2004, cash flows from operations increased to $42.1 million compared to $11.7 million in 2003. This increase was primarily attributable to improvements in working capital.

Investing Activities

During 2005, we invested a total of $46.5 million as compared to $44.3 million over the prior year.

During 2004, we had net cash outflows for investing activities of $44.3 million as compared to net cash outflows of $126.4 million in 2003. This decrease was directly related to construction costs associated with the Ixonia natural gas lateral, which was placed into service in December 2003.

Financing Activities

During 2005, we received $21.2 million from financing activities compared with $3.7 million from financing activities during 2004. We retired at the scheduled maturity date $65 million of 6-3/8% Notes due November 1, 2005. In November 2005, we also issued $90 million of 5.90% Debentures due December 1, 2035. The securities were issued under shelf registration statements filed with the SEC. The proceeds from the sale were used to repay a portion of our outstanding commercial paper which was incurred to both retire the $65 million of
6-3/8% Notes and for working capital requirements. For further information, see Note E -- Long-Term Debt in the Notes to Financial Statements.

During 2004, we received $3.7 million from financing activities compared with $114.4 million during 2003. This change is attributed to the December 2003 issuance of $125 million of unsecured 5.20% Debentures due December 1, 2015.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

We anticipate meeting our capital requirements during 2006 and the next several years primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities depending on market conditions and other factors.

We have access to capital markets and have been able to generate funds internally and externally to meet our capital requirements. Our ability to attract the necessary financial capital at reasonable terms is critical to our overall strategic plan. We believe that we have adequate capacity to fund our operations for the foreseeable future through our borrowing arrangements and internally generated cash.

Our credit agreement provides liquidity support for our obligations with respect to commercial paper. As of December 31, 2005, we had approximately $200 million of available unused lines in our bank back-up credit facility and approximately $134.1 million of total short-term debt outstanding.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facility at December 31, 2005:

Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term

(Millions of Dollars)

$200.0	$ -	$200.0	June 2007	3 year

This facility may be extended for an additional 364 days beyond the date of expiration, subject to lender agreement. We are reviewing the possibility of amending and extending our existing credit facility.

The following table shows our capitalization structure at December 31:

	2005		2004

	(Millions of Dollars)

Member's Equity	$582.0	57.0%	$556.9	57.3%
Long-Term Debt (including current maturities)	304.5	29.8%	278.9	28.7%
Short-Term Debt	134.1	13.2%	136.9	14.0%

Total	$1,020.6	100.0%	$972.7	100.0%

As described in Note M -- Member's Equity in the Notes to the Financial Statements, certain restrictions exist on our ability to transfer funds to Wisconsin Energy. We do not expect these restrictions to have any material effect on our operations or ability to meet our cash obligations.

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities by Standard & Poors Corporation (S&P), Moody's Investors Service (Moody's) and Fitch as of December 31, 2005.

	S&P	Moody's	Fitch

Commercial Paper	A-2	P-1	F1
Unsecured Senior Debt	A-	A1	A+

On March 29, 2005, S&P affirmed our security ratings and changed our security ratings outlook from stable to negative. Our security rating outlooks assigned by Moody's and Fitch are stable.

In March 2003, S&P lowered its corporate credit rating for us from A to A-. S&P also lowered its rating for our senior unsecured debt from A to A- and lowered our short-term rating from A-1 to A-2.

In October 2003, Moody's lowered our senior unsecured debt rating from Aa2 to A1 and confirmed our P-1 commercial paper ratings.

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

Capital Requirements

We currently expect capital expenditures to be between $45 million and $55 million per year during the next four years.

Investments in Outside Trusts:   We have funded our pension and other post-retirement benefit obligations in outside trusts. These trusts had investments that exceeded $300 million as of December 31, 2005. These investments are subject to the volatility of the stock market and interest rates. For further information see Note I -- Benefits in the Notes to Financial Statements.

Off-Balance Sheet Arrangements:   We may, from time to time, be a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, which may include, from time to time, financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. As of December 31, 2005, we have no financial instruments with off-balance sheet risk.

Contractual Obligations/Commercial Commitments:   We have the following contractual obligations and other commercial commitments as of December 31, 2005:

	Payments Due by Period

Contractual Obligations (a)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(Millions of Dollars)

Long-Term Debt Obligations (b)	$567.9	$ 17.7	$ 35.1	$ 80.9	$434.2
Purchase Obligations (c)	333.7	90.2	116.7	73.6	53.2

Total Contractual Obligations	$901.6	$107.9	$151.8	$154.5	$487.4

(a)	The amounts included in the table are calculated using current market prices, forward curves and other estimates. Contracts with multiple unknown variables have been omitted from the analysis.

(b)	Principal and interest payments on our Long-Term Debt.

(c)	Purchase Obligations under various contracts for the procurement of gas supply and associated transportation.

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

Regulatory Recovery Risk:   We account for our regulated operations in accordance with Statement of Financial Accounting Standard No. (SFAS) 71, Accounting for the Effects of Certain Types of Regulation. Our rates are determined by regulatory authorities. Our primary regulator is the PSCW. SFAS 71 allows regulated entities to defer certain costs that would otherwise be charged to expense, if the regulated entity believes the recovery of these costs is probable. We record regulatory assets pursuant to specific orders or by a generic order issued by our regulator, and recovery of these deferred costs in future rates is subject to the review and approval of our regulator. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of these costs is not approved by our regulator, the costs are charged to income in the current period. We expect to recover our outstanding regulatory assets in rates over a period of no longer than 20 years. Our regulator can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. Under SFAS 71, we record these items as regulatory liabilities.

Natural Gas Costs:   Significant increases in the cost of natural gas affect our operations. Natural gas costs have increased significantly because the supply of natural gas in recent years has not kept pace with the demand for natural gas and due to the impacts of hurricanes on offshore Gulf of Mexico natural gas production. We expect that demand for natural gas will remain high into the foreseeable future and that significant price relief will not occur until additional natural gas is added to the nation's energy supply mix.

Higher natural gas costs increase our working capital requirements and result in higher gross receipts taxes in the State of Wisconsin. Higher natural gas costs combined with slower economic conditions also expose us to greater risks of accounts receivable write-offs as more customers are unable to pay their bills. Because federal and state energy assistance dollars have not kept pace with rising natural gas costs, our risks related to bad debt expenses associated with non-paying customers has increased.

In February 2005, the PSCW authorized the use of the escrow method of accounting for bad debt costs allowing for deferral of Wisconsin residential bad debt expense that exceed amounts allowed in rates. In 2004 and 2003, we had approval from the PSCW to defer residential bad debt net write-offs that exceed amounts allowed in rates.

As a result of gas cost recovery mechanisms, we receive dollar for dollar recovery on the cost of natural gas. However, increased natural gas costs increase the risk that customers will switch to alternative fuel sources, which could reduce future gas margins. In addition, we are experiencing reduced usage of natural gas by our residential customers, who contribute higher margins than other customer classes, due to the increased natural gas costs. We expect to continue to experience this reduced usage during the 2006 winter heating season. For additional information concerning our gas cost recovery mechanism, see Rates and Regulatory Matters below.

Weather:   Our rates are set by the PSCW based upon estimated temperatures which approximate 20-year averages. Our gas revenues are unfavorably sensitive to above normal temperatures during the winter heating season. A summary of actual weather in our service territory during 2005, 2004 and 2003, as measured by degree-days, may be found above in Results of Operations.

Interest Rate Risk:   We have various short-term borrowing arrangements to provide working capital and general corporate funds. Borrowing levels under these arrangements vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels.

We performed an interest rate sensitivity analysis at December 31, 2005 of our outstanding portfolio of $134.1 million of short-term debt with a weighted average interest rate of 4.38%. A one-percentage point change in interest rates would cause our annual interest expense to increase or decrease by approximately $1.3 million before taxes from short-term borrowings.

Marketable Securities Return Risk:   We fund our pension and other post-retirement benefit obligations through various trust funds, which in turn invest in debt and equity securities. Changes in the market price of the assets in these trust funds can affect future pension and other post-retirement benefit expenses. Future contributions to these trust funds can also be affected by changes in the market price of trust fund assets. We expect that the risk of expense and contribution variations as a result of changes in the market price of trust fund assets would be mitigated in part through future rate actions by our utility regulator. Through December 31, 2005, we were operating under a PSCW-ordered, qualified five-year rate restriction period. For further information about the rate restriction, see Rates and Regulatory Matters below.

At December 31, 2005, Wisconsin Energy held on our behalf, the following total trust fund assets at fair value, primarily consisting of publicly traded debt and equity security investments.

Millions of Dollars

Pension trust funds	$244.2
Other post-retirement benefits trust funds	$77.8

Fiduciary oversight of the pension and other post-retirement plan trust fund investments is the responsibility of an Investment Trust Policy Committee. Qualified external investment managers are engaged to manage the investments. Asset/liability studies are periodically conducted with the assistance of an outside investment advisor. The current study projects long-term, annualized returns of approximately 8.5%.

Credit Rating Risk: We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of employee benefit plans that could require, in the event of a credit ratings change to below investment grade, an accelerated payment. At December 31, 2005, we estimate that the potential payments under these agreements that could result from credit rating downgrades totaled approximately $0.5 million.

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

For additional information concerning risk factors, including market risks, see Cautionary Factors below.

RATES AND REGULATORY MATTERS

The PSCW regulates our retail natural gas and water rates in the State of Wisconsin, while the Federal Energy Regulatory Commission (FERC) regulates interstate gas transportation service rates. All of our natural gas revenues are regulated by the PSCW. Orders from the PSCW can be viewed at http://psc.wi.gov/.

Overview:   For the period from March 2000 until December 31, 2005, our rates were governed by an order from the PSCW in connection with the approval of Wisconsin Energy's acquisition of WICOR. Under this order, we were restricted from increasing Wisconsin rates for a five-year period ending December 31, 2005, with certain limited exceptions.

Price Increase Requests:   In June 2005, we filed with the PSCW a natural gas price increase request, as well as all materials for the PSCW and other parties to commence the rate review required by the March 2000 order. We requested a rate increase of $53.2 million to address the higher costs associated with adding and maintaining gas mains and infrastructure to maintain safety and reliability and certain costs related to gas in storage. In January 2006, we received approval from the PSCW for a rate increase of $38.7 million or 3.7%. This rate increase became effective on January 26, 2006. The January 2006 order authorized a return on equity for our operations of 11.2%. In 2005, we had an authorized return on equity of 11.8%.

In March 2004, the PSCW approved an annual rate increase of $25.9 million related to increased costs associated with the construction of the Ixonia lateral and for increased costs associated with low-income energy assistance.

Gas Cost Recovery Mechanism:   Our GCRM approved by the PSCW includes an incentive mechanism that provides an opportunity for us to increase or decrease earnings within certain limited ranges as a result of gas acquisition activities and transportation costs. The majority of gas costs are passed through to customers under our existing GCRM. We have the opportunity to increase or decrease earnings by up to approximately 2.5% of our total annual gas costs based upon how closely actual gas commodity and capacity costs compare to benchmarks established by the PSCW. During 2005 and 2004, no additional revenues were earned under the incentive portion of the GCRM, and $3.0 million of additional revenues were earned in 2003 under the GCRM.

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

Bad Debt Costs:   Prior to October 2002, we expensed amounts included in rates for bad debt expense. If actual bad debt costs exceeded amounts allowed in rates, these amounts were deferred as a regulatory asset. Effective October 2002, the PSCW issued an order which eliminated escrow accounting for bad debts. The escrow amount accumulated at September 30, 2002 of approximately $6.9 million is being collected in rates.

In 2003 and 2004, due to a combination of unusually high natural gas prices, a soft economy within our service territory and limited governmental assistance available to low-income customers, we saw a significant increase in residential uncollectible accounts receivable. Because of this, we requested and received a letter from the PSCW which allowed us to defer the costs of residential bad debts to the extent that the costs exceeded the amounts allowed in rates. As a result of this letter from the PSCW, we deferred approximately $9.4 million and $4.7 million in 2004 and 2003, respectively, related to bad debt costs.

In January 2006, the PSCW issued an order approving the recovery of deferred bad debt costs over five years.

In December 2004, we filed with the PSCW a request to implement a pilot program, which, among other things, is designed to better match our collection efforts with the ability of low income customers to pay their bills. Included in this filing was a request to implement escrow accounting for all residential bad debt costs. In February 2005, the PSCW approved our pilot program and our request for the use of escrow accounting. The final decision was received in March 2005. The escrow method of accounting for bad debt costs allows for deferral of Wisconsin residential bad debt expenses that exceed amounts allowed in rates. As a result of this approval from the PSCW, we escrowed approximately $7.6 million in 2005 related to bad debt costs. This amount is included in regulatory assets on our balance sheet. These amounts were not addressed in the January 2006 rate order, and will therefore be considered for recovery in future rates, subject to audit and approval of the PSCW. We will continue to follow the escrow method of accounting for bad debts as approved in the March 2005 PSCW order.

ENVIRONMENTAL MATTERS

Consistent with other companies in the energy industry, we face potentially significant ongoing environmental compliance and remediation challenges related to current and past operations. Specific environmental issues affecting us include but are not limited to remediation of former manufactured gas plant sites.

We are currently pursuing a proactive strategy to manage our environmental issues including the clean-up of former manufactured gas plant sites. For further information, see Note L -- Commitments and Contingencies in the Notes to Financial Statements.

INDUSTRY RESTRUCTURING AND COMPETITION

The PSCW previously instituted generic proceedings to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the natural gas industry. To date, the PSCW has made a policy decision to deregulate the sale of natural gas in customer segments with workably competitive market choices and has adopted standards for transactions between a utility and its gas marketing affiliates. However, work on deregulation of the gas distribution industry by the PSCW is presently on hold. Currently, we are unable to predict the impact of potential future deregulation on our results of operations or financial position.

OTHER MATTERS

Following the filing of this report with the SEC, we intend to file a Form 15 with the SEC to suspend our duty to file reports under the Securities Exchange Act of 1934, as amended. Upon filing the Form 15, we will no longer file reports with the SEC. We will, however, provide audited annual financial statements within 120 days after the close of each fiscal year and unaudited quarterly financial statements within 60 days after the close of each fiscal quarter (other than the fourth quarter) to the trustee, U.S. Bank National Association, to make available to holders of our long-term debt securities upon request.

ACCOUNTING DEVELOPMENTS

New Pronouncements:   In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R), which amended SFAS 123, Accounting for Stock-Based Compensation. In March 2005, the SEC issued Staff Accounting Bulletin 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payment for public companies. In April 2005, the SEC deferred the effective date of SFAS 123R to January 1, 2006. This statement requires that the compensation costs relating to such transactions be recognized in the income statement. We adopted SFAS 123R and SAB 107 effective January 1, 2006 using the modified prospective method. See Note B -- Recent Accounting Pronouncements in the Notes to Financial Statements in this report for additional information.

In March 2005, the FASB issued Interpretation 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), an interpretation of FASB Statement 143. We adopted FIN 47 effective December 31, 2005. The adoption of FIN 47 has not had an impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (APB) Opinion 20 and SFAS 3. This statement requires a retrospective application of direct changes in accounting principles to prior periods' financial statements, unless it is impracticable to determine the period-specific or cumulative effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. In addition, SFAS 154 instructs that a change in depreciation, amortization or depletion method for long-lived, non-financial assets must be recorded as a change in accounting estimate affected by a change in accounting principle. We adopted SFAS 154, effective January 1, 2006. The adoption of SFAS 154 has not had an impact on our financial position or results of operations, as we have not had a change in accounting principle that we were required to implement to date in 2006 to which SFAS 154 would apply.

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

Regulatory Accounting:   We operate under rates established by a state regulatory commission, which are designed to recover the cost of service and provide a reasonable return to investors. Developing competitive pressures in the utility industry may result in future utility prices which are based upon factors other than the traditional original cost of investment. In this situation, continued deferral of certain regulatory asset and liability amounts on our books, as allowed under SFAS 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71), may no longer be appropriate, and the unamortized regulatory assets net of the regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings. As of December 31, 2005, we had $75.2 million in regulatory assets and $312.6 million in regulatory liabilities. We continually review the applicability of SFAS 71 and have determined that it is currently appropriate to continue following SFAS 71. See Note D -- Regulatory Accounting in the Notes to Financial Statements for additional information.

Pension and Other Post-retirement Benefits:   Our reported costs of providing non-contributory defined pension benefits (described in Note I -- Benefits in the Notes to Financial Statements) are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to plans and earnings on plan assets. Changes made to the provisions of the plans may also impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

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

Pension Plans Actuarial Assumption (a)	Impact on Reported Annual Cost

(Millions of Dollars)

0.5% decrease in discount rate	$0.7

0.5% decrease in expected rate of return on plan assets	$1.3

(a)	The inverse of the change in the actuarial assumption may be expected to have an approximately similar impact in the opposite direction.

In addition to pension plans, we maintain other post-retirement benefit plans which provide health and life insurance benefits for retired employees (described in Note I -- Benefits in the Notes to Financial Statements). We account for these plans in accordance with SFAS 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions (SFAS 106). Our reported costs of providing these post-retirement benefits are dependent upon numerous factors resulting from actual plan experience including employee demographics (age and compensation levels), our contributions to the plans, earnings on plan assets and health care cost trends. Changes made to the provisions of the plans may also impact current and future post-retirement benefit costs. Other post-retirement benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the post-retirement benefit obligation and post-retirement costs. Our other post-retirement benefit plan assets are primarily made up of equity and fixed income investments. Fluctuation in actual equity market returns, as well as changes in general interest rates, may result in increased or decreased other post-retirement costs in future periods. Similar to accounting for pension plans, our regulator has adopted SFAS 106 for rate making purposes.

The following chart reflects other post-retirement benefit plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant.

Other Post-retirement Benefit Plans Actuarial Assumption (a)	Impact on Reported Annual Cost

(Millions of Dollars)

0.5% decrease in discount rate	$ -

0.5% decrease in health care cost trend rate	($0.1)

0.5% decrease in expected rate of return on plan assets	$0.4

(a)	The inverse of the change in the actuarial assumption may be expected to have an approximately similar impact in the opposite direction.

Goodwill and Other Intangible Assets:   We account for goodwill under SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is not subject to amortization. However, goodwill is subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expenses.

To perform our annual test of goodwill, we are required to make various assumptions about our future profitability as compared to published projections for other similar businesses, capital expenditures and discount and growth rates. We assess the fair value by considering future discounted cash flows. This analysis is supplemented with a comparison of fair value based on public company trading multiples and merger and acquisition transaction multiples for similar companies. This evaluation utilizes the information available under the circumstances, including reasonable and supportable assumptions and projections. A significant change in these markets or a difference between actual results and our projections could result in a goodwill impairment loss. We perform our annual impairment test as of August 31. There was no impairment to the recorded goodwill balance as of August 31, 2005. Our goodwill at December 31, 2005 and 2004 was $95.9 million.

We also performed the annual assessment of our goodwill for impairment by applying fair value based tests as of August 31, 2004. As a result of that assessment, we recorded a $51.0 million goodwill impairment charge in the third quarter of 2004. The impairment resulted primarily from the impact of recording a deferred tax asset associated with the change in tax basis of our assets. The change in tax basis resulted from a valuation conducted in connection with the transfer of our ownership interest to Wisconsin Energy and Wisconsin Energy's payment of the income tax liability associated with the new valuation (see Note M -- Member's Equity). Since the goodwill is not amortizable for tax purposes, there was no related tax benefit recorded on the goodwill impairment charge.

Unbilled Revenues:   We record operating revenues when gas is delivered to our customers. However, the determination of gas sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, we estimate the amount of gas delivered to customers since the date of their last meter reading, and these estimated volumes are allocated to our customer classes. The unbilled revenue is estimated each month based upon throughput volumes, recorded sales, estimated customer usage by class, weather factors and applicable customer rates. Significant fluctuations in gas demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Total gas operating revenues during 2005 of $824 million included unbilled revenues of $85.9 million at December 31, 2005.

CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by us or on our behalf. These statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "may," "objectives," "plans," "possible," "potential," "projects" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements or otherwise affect our future results of operations and financial condition include, among others, the following:

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
  Consolidation of the industry as a result of the combination and acquisition of utilities in the Midwest, nationally and globally as a result of the repeal of the Public Utility Holding Company Act of 1935 or otherwise.

  Changes in social attitudes regarding the utility industries.
  Customer business conditions including demand for their products or services and supply of labor and material used in creating their products and services.
  The cost and other effects of legal and administrative proceedings, settlements, investigations and claims and changes in those matters.
  Factors affecting the availability or cost of capital such as: changes in interest rates and other general capital market conditions; our capitalization structure; market perceptions of the utility industry or us; or our security ratings.
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

See Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report for information concerning potential market risks to which we are exposed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN GAS LLC
INCOME STATEMENTS
Year Ended December 31

	2005	2004	2003

	(Millions of Dollars)

Operating Revenues	$ 826.2	$ 730.9	$ 714.8

Operating Expenses
Cost of gas sold	601.1	514.0	507.9
Operations and maintenance	117.3	105.9	96.7
Depreciation and amortization	39.5	38.6	37.4
Impairment charge	-	51.0	-
Property and revenue taxes	7.8	7.9	5.7

Total Operating Expenses	765.7	717.4	647.7

Operating Income	60.5	13.5	67.1

Interest Expense	20.1	18.6	12.0
Other Income, net	(0.2)	(1.4)	(2.3)

Income (Loss) Before Income Taxes	40.6	(3.7)	57.4

Income Taxes	14.9	16.7	20.6

Net Income (Loss)	$ 25.7	$ (20.4)	$ 36.8

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS LLC
BALANCE SHEETS
December 31

ASSETS

	2005	2004

	(Millions of Dollars)

Property, Plant and Equipment	$ 1,123.0	$ 1,081.8
Accumulated depreciation	(417.2)	(391.7)

Net Property, Plant and Equipment	705.8	690.1

Current Assets
Cash and cash equivalents	2.7	2.6
Accounts receivable, net of allowance for
doubtful accounts of $16.2 and $16.7	130.4	91.4
Accrued revenues	85.9	79.3
Materials, supplies and inventories	152.4	127.8
Deferred income taxes	3.2	11.4
Prepayments and other	13.1	23.0

Total Current Assets	387.7	335.5

Deferred Charges and Other Assets
Prepaid pension costs	217.9	209.7
Goodwill, net	95.9	95.9
Regulatory assets	75.2	68.0
Other	68.6	50.4

Total Deferred Charges and Other Assets	457.6	424.0

Total Assets	$ 1,551.1	$ 1,449.6

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS LLC
BALANCE SHEETS
December 31

CAPITALIZATION AND LIABILITIES

	2005	2004

	(Millions of Dollars)

Capitalization
Member's equity	$ 582.0	$ 556.9
Long-term debt	304.5	213.9

Total Capitalization	886.5	770.8

Current Liabilities
Long-term debt due currently	-	65.0
Short-term debt	134.1	136.9
Accounts payable	114.2	84.5
Refundable gas costs	22.2	12.1
Other	18.1	16.6

Total Current Liabilities	288.6	315.1

Deferred Credits and Other Liabilities
Regulatory liabilities	312.6	314.0
Deferred income taxes	11.4	13.1
Other	52.0	36.6

Total Deferred Credits and Other Liabilities	376.0	363.7

Commitments and Contingencies (Note L)	-	-

Total Capitalization and Liabilities	$ 1,551.1	$ 1,449.6

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS LLC
STATEMENTS OF CASH FLOWS
Year Ended December 31

	2005	2004	2003

	(Millions of Dollars)

Operating Activities
Net income (loss)	$ 25.7	$ (20.4)	$ 36.8
Reconciliation to cash:
Depreciation and amortization	42.1	41.1	39.5
Impairment charge	-	51.0	-
Net pension and other
postretirement benefit income	(7.3)	(6.8)	(7.4)
Deferred income taxes and investment tax credits, net	5.7	25.0	26.1
Change in:
Accounts receivable and accrued revenues	(45.6)	(22.8)	(3.7)
Inventories	(24.6)	(22.5)	(40.8)
Accounts payable	29.6	12.6	(8.3)
Prepaid and accrued taxes	9.7	(2.6)	(9.6)
Refundable gas costs	10.1	7.2	1.4
Other assets and liabilities	(20.0)	(19.7)	(22.3)

Cash Provided by Operating Activities	25.4	42.1	11.7

Investing Activities
Capital expenditures	(46.5)	(45.6)	(121.7)
Other	-	1.3	(4.7)

Cash Used in Investing Activities	(46.5)	(44.3)	(126.4)

Financing Activities
Issuance of long-term debt	90.0	-	125.0
Retirement of long-term debt	(65.0)	-	-
Change in short-term debt	(2.8)	3.7	(9.1)
Other	(1.0)	-	(1.5)

Cash Provided by Financing Activities	21.2	3.7	114.4

Change in Cash and Cash Equivalents	0.1	1.5	(0.3)

Cash and Cash Equivalents at Beginning of Year	2.6	1.1	1.4

Cash and Cash Equivalents at End of Year	$ 2.7	$ 2.6	$ 1.1

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$ 18.5	$ 16.7	$ 11.5
Income taxes (net of refunds)	$ (0.9)	$ (8.1)	$ 3.8

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS LLC
STATEMENTS OF CAPITALIZATION
December 31

	2005	2004

	(Millions of Dollars)

Member's Equity (see Statements of Member Equity)	$ 582.0	$ 556.9

Long-Term Debt
6-3/8% Notes due 2005	-	65.0
5-1/2% Notes due 2009	50.0	50.0
6.60% Debentures due 2013	45.0	45.0
5.20% Debentures due 2015	125.0	125.0
5.90% Debentures due 2035	90.0	-
Unamortized debt discount and expense	(5.5)	(6.1)
Long-term debt due currently	-	(65.0)

Total Long-Term Debt	304.5	213.9

Total Capitalization	$ 886.5	$ 770.8

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS LLC
STATEMENTS OF MEMBER'S EQUITY
December 31

	2005	2004	2003

	(Millions of Dollars)

Member's Equity, Beginning of Year	$ 556.9	$ 470.5	$ 431.1

Net income (loss)	25.7	(20.4)	36.8
Hedging, net	(0.4)	0.2	1.5

Total comprehensive income (loss)	25.3	(20.2)	38.3

Capital contribution (See Note M)	(0.5)	106.1	-
Other	0.3	0.5	1.1

Member's Equity, End of Year	$ 582.0	$ 556.9	$ 470.5

Accumulated Other Comprehensive Income	$ -	$ 0.4	$ 0.2

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN GAS LLC

NOTES TO FINANCIAL STATEMENTS

A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General:   The financial statements include the accounts of Wisconsin Gas LLC (Wisconsin Gas or the Company, our, we or us), a wholly-owned subsidiary of Wisconsin Energy Corporation (Wisconsin Energy). We are a public utility engaged in the distribution of natural gas throughout Wisconsin. Most of our revenues are derived from gas delivered in southeastern Wisconsin. In addition, we operate a small water utility that has annual revenues less than $2.3 million.

Wisconsin Gas and Wisconsin Electric Power Company, (Wisconsin Electric), another wholly-owned utility subsidiary of Wisconsin Energy, have combined many of their common functions and operate under the trade name "We Energies".

Prior to July 2004, we were a corporation and a wholly-owned subsidiary of WICOR, who was a wholly-owned subsidiary of Wisconsin Energy. In July 2004, we converted to a Wisconsin limited liability company (LLC), and the interest in the LLC was transferred from WICOR to Wisconsin Energy in connection with the redemption of certain shares of WICOR stock.

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

We collect future removal costs in our rates for many assets that do not have an associated asset retirement obligation. We record a regulatory liability on our balance sheet for the estimated amounts we have collected in rates for future removal costs less amounts we have spent in removal activities. This liability was $181.5 million and $172.0 million as of December 31, 2005 and 2004, respectively and is classified as a regulatory liability.

We include capitalized software costs in the caption "Property, Plant and Equipment" on the Balance Sheet. As of December 31, 2005 and 2004, the net book value of capitalized software totaled $0.4 million and $1.0 million, respectively. The estimated useful lives are three to five years for software.

Our utility depreciation rates are certified by the state regulatory commission and include estimates for salvage value and removal costs. Depreciation as a percent of average depreciable utility plant was 3.8% in 2005, 3.9% in 2004 and 4.1% in 2003.

Allowance For Funds Used During Construction:   Allowance for funds used during construction (AFUDC) is included in utility plant accounts and represents the cost of borrowed funds (AFUDC -- debt) used during construction and a return on stockholders' capital (AFUDC -- equity) used for construction purposes. In the Income Statements, the cost of borrowed funds is included as a reduction of interest expense and the return on stockholders' capital is an item of other income, net.

As approved by the PSCW, we are allowed to accrue AFUDC on specific large construction projects at a rate of 10.32%.

The following table is a summary of AFUDC for the years ended December 31:

	2005	2004	2003

	(Millions of Dollars)

AFUDC -- Debt	$ -	$ 0.7	$ 1.7
AFUDC -- Equity	$ -	$ 1.1	$ 2.7

Materials, Supplies and Inventories:   Our inventory at December 31 consists of:

Materials, Supplies and Investments	2005	2004

	(Millions of Dollars)

Natural Gas in Storage	$147.7	$122.7
Materials and Supplies	4.7	5.1

Total	$152.4	$127.8

We price substantially all materials and supplies and natural gas in storage inventories using the weighted-average cost method of accounting.

Goodwill and Long-Lived Assets:   Goodwill represents the excess of acquisition costs over the fair value of the net assets of acquired businesses, including Wisconsin Energy's acquisition of us as part of the WICOR acquisition in April 2000. As of December 31, 2005 and 2004, we had recorded $95.9 million of goodwill. In connection with Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets (SFAS 142), we did not record an impairment charge in 2005. However, we did record an impairment charge of $51.0 million in 2004 related to goodwill. This impairment charge resulted due to the difference between the fair value and the recorded value of deferred tax assets that resulted from the step-up of the tax basis of company assets.

We assess fair value by considering future discounted cash flows. This analysis is supplemented with a comparison of fair value based on public company trading multiples, and merger and acquisition transaction multiples for similar companies. This evaluation utilizes the information available under the circumstances, including reasonable and supportable assumptions and projections. We perform our annual impairment test as of August 31.

Derivative Financial Instruments:   We have derivative physical and financial instruments as defined by SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). However, use of financial instruments is limited. For further information, see Note G.

Cash and Cash Equivalents:   Cash and cash equivalents include marketable debt securities acquired three months or less from maturity.

Asset Retirement Obligations:   We adopted SFAS 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), an interpretation of FASB Statement 143. FIN 47 defines the term conditional asset retirement obligation as used in Statement 143. As defined in FIN 47, a conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. We adopted FIN 47 effective December 31, 2005. Consistent with SFAS 143, we record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset's useful life, we settle the obligation for its recorded amount or incur a gain or loss. We apply SFAS 71 and recognize regulatory assets or liabilities for the timing differences between when we recover legal asset retirement obligations in rates and when we would recognize these costs under SFAS 143.

Restrictions:   Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. For additional information, see Note M.

Income Taxes:   We are a wholly-owned subsidiary of Wisconsin Energy. We are included in Wisconsin Energy's consolidated Federal and Wisconsin state income tax returns. Wisconsin Energy allocates Federal tax expense or credits to us as if we were a separate tax paying entity.

Investment tax credits related to regulated utility assets are recorded as a deferred credit on the balance sheet and amortized to income over the applicable service lives of related properties in accordance with regulatory treatment.

Wisconsin Energy allocates the tax benefit of stock options exercised to us to the extent the option holder's payroll cost was incurred by us. We record the allocated tax benefit as an addition to member's equity.

B -- RECENT ACCOUNTING PRONOUNCEMENTS

Conditional Asset Retirement Obligations:   In March 2005, the FASB issued Interpretation 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), an interpretation of FASB Statement 143. We adopted FIN 47 effective December 31, 2005.

Share Based Compensation:   In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supersedes Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under the new standard.

We adopted SFAS 123R effective January 1, 2006 using the modified prospective method. We will use the binomial pricing model to estimate the fair value of stock options granted subsequent to December 31, 2005. We estimate that our 2006 earnings will reflect stock option expense of approximately $0.1 million. Prior to 2006 and the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as financing cash flows.

C -- INCOME TAXES

We follow the liability method in accounting for income taxes as prescribed by SFAS 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in our financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. Tax credits associated with regulated operations are deferred and amortized over the life of the assets.

The following table is a summary of income tax expense (benefit) for each of the years ended December 31:

	2005	2004	2003

	(Millions of Dollars)

Current tax expense (benefit)	$9.2	($8.3)	($5.5)
Deferred income taxes, net	6.1	25.4	26.5
Investment tax credit, net	(0.4)	(0.4)	(0.4)

Total Income Tax Expense	$14.9	$16.7	$20.6

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

Also, as discussed in Note A, in 2004 we recorded a $51.0 million non-cash, non-deductible impairment charge associated with goodwill. The impairment charge resulted from the difference between the fair value and recorded value of the deferred tax assets described above.

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following items:

	2005		2004		2003

	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate

	(Millions of Dollars)

Expected tax at
statutory federal tax rates	$14.2	35.0%	$16.6	35.0%	$20.1	35.0%
State income taxes
net of federal tax benefit	2.0	4.9%	2.5	5.3%	3.0	5.2%
Investment tax credit restored	(0.4)	(1.0)%	(0.4)	(0.8%)	(0.4)	(0.7%)
Other, net	(0.9)	(2.2)%	(2.0)	(4.2%)	(2.1)	(3.6%)

Total Income Tax Expense	$14.9	36.7%	$16.7	35.3%	$20.6	35.9%

The components of SFAS 109 deferred income taxes classified as net current assets and net non-current liabilities at December 31 are as follows:

	2005	2004

	(Millions of Dollars)
Deferred Tax Assets
Current
Employee benefits and compensation	$3.6	$3.1
Inventory	2.0	2.4
Recoverable gas costs	--	4.9
Other	--	0.3

Total Current Deferred Tax Assets	5.6	10.7

Non-current
Property related	45.8	39.9
Employee benefits and compensation	5.6	5.0
Other	5.1	4.5

Total Non-current Deferred Tax Assets	56.5	49.4

Total Deferred Tax Assets	$62.1	$60.1

Deferred Tax Liabilities
Current
Uncollectible account expense	$1.5	(0.9)
Inventory	0.5	(0.4)
Other	0.4	0.6

Total Current Deferred Tax Liabilities	2.4	(0.7)

Non-current
Pension benefits	58.8	53.9
Employee benefits and compensation	8.6	6.8
Other	0.5	1.8

Total Non-current Deferred Tax Liabilities	67.9	62.5

Total Deferred Tax Liabilities	$70.3	$61.8

Balance Sheet Presentation	2005	2004

Current Deferred Tax Assets	$3.2	$11.4
Non-current Deferred Tax (Liabilities)	($11.4)	($13.1)

D -- REGULATORY ACCOUNTING

We account for our regulated operations in accordance with SFAS 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). This statement sets forth the application of generally accepted accounting principles to those companies whose rates are determined by an independent third-party regulator. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the rate making process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. We defer all of our regulatory assets pursuant to specific rate orders or by a generic order issued by our regulator. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities). We expect to recover our outstanding regulatory assets in rates over a period of no longer than 20 years.

Our regulator considers our regulatory assets and liabilities in two categories, escrowed and deferred. In escrow accounting we expense amounts that are included in rates. If actual costs exceed, or are less than the amounts that are allowed in rates, the difference in cost is escrowed on the balance sheet as a regulatory asset or regulatory liability and the escrowed balance is considered in setting future rates. Under deferred cost accounting, we defer amounts to our balance sheet based upon specific orders or correspondence with our regulator. These deferred costs will be considered in future rate setting proceedings. As of December 31, 2005, we had approximately $26.3 million of net regulatory assets that were not earning a return.

Our regulatory assets and liabilities at December 31 consist of:

	2005	2004

	(Millions of Dollars)
Regulatory Assets
Escrowed bad debt costs	$25.6	$19.0
Deferred environmental costs	20.2	12.5
Deferred post-retirement benefits (See Note I)	17.3	20.1
Deferred unrecognized pension benefits (See Note I)	3.2	2.6
Deferred income tax related (See Note C)	3.1	3.4
Other, net	5.8	10.4

Total long-term regulatory assets	75.2	68.0

Regulatory Liabilities
Deferred cost of removal obligations	181.5	172.0
Deferred pension and post-retirement benefit costs	105.6	116.9
Deferred income tax related (See Note C)	12.1	12.6
Other, net	13.4	12.5

Total long-term regulatory liabilities	312.6	314.0

Net long-term regulatory liabilities	$237.4	$246.0

We record a minimum pension liability to reflect the funded status of our pension plans (see Note I). We have concluded that substantially all of the unrecognized pension costs resulting from the recognition of our minimum pension liability qualify as a regulatory asset.

We record deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on utility revenues.

As of December 31, 2005, we have deferred a regulatory asset of approximately $25.6 million related to bad debt costs. Prior to October 2002, we used the escrow method of accounting for bad debt costs whereby we deferred actual bad debt write-offs that exceeded amounts included in rates. Under escrow accounting, the deferred bad debt costs were included in future rates. In October 2002, the PSCW issued an order which stopped escrow accounting for us. However, in 2005 and 2004, the PSCW approved our requests to account for residential bad debt costs on an escrow basis.

We defer as a regulatory asset costs associated with the remediation of former manufactured gas plant sites. As of December 31, 2005, we have recorded $20.2 million of environmental costs associated with manufactured gas plant sites as a regulatory asset, including $6.7 million of deferrals for actual remediation costs incurred and a $13.5 million accrual for estimated future site remediation (See Note L). The PSCW has allowed Wisconsin utilities, including us, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

In connection with Wisconsin Energy's acquisition of WICOR in 2000, we recorded the funded status of our pension and post-retirement medical plans at fair value at the acquisition date. Due to the expected regulatory treatment of these items, we recorded a regulatory liability (Deferred pension and post-retirement medical benefit costs) that is being amortized over an average remaining service life of 15 years ending 2015.

E -- LONG-TERM DEBT

Debentures and Notes:   At December 31, 2005, the maturities and sinking fund requirements through 2009 and thereafter for the aggregate amount of long-term debt outstanding were:

(Millions of Dollars)

2006	$ -
2007	-
2008	-
2009	50.0
2010	-
Thereafter	260.0

Total	$310.0

We amortize debt premiums, discounts and debt issuance costs over the lives of the debt and include the costs in interest expense.

We retired at the scheduled maturity date $65 million of 6-3/8% Notes due November 1, 2005. In November 2005, we issued $90 million of 5.90% Debentures due December 1, 2035. The securities were issued under shelf registration statements filed with the Securities and Exchange Commission (SEC). The proceeds from the sale were used to repay a portion of our outstanding commercial paper. The commercial paper was incurred to both retire the $65 million of 6-3/8% Notes and for working capital requirements.

F -- SHORT-TERM DEBT

Short-term notes payable balances and their corresponding weighted-average interest rates at December 31 consist of:

	2005		2004

	Balance	Interest Rate	Balance	Interest Rate

	(Millions of Dollars, except for percentages)

Commercial paper	$134.1	4.38%	$136.9	2.34%

As of December 31, 2005, we had approximately $200 million of available unused lines in our bank back-up credit facility and approximately $134.1 million of total short-term debt. Our bank back-up credit facility matures in June 2007.

The following information relates to Short-Term Debt for the years ending December 31, 2005 and 2004:

	2005	2004

	(Millions of Dollars, except for percentages)

Maximum Short-Term Debt Outstanding	$170.5	$166.1
Average Short-Term Debt Outstanding	$62.0	$71.6
Weighted Average Interest Rate	3.28%	1.43%

We have entered into a bank back-up credit agreement to maintain short-term credit liquidity which, among other terms, requires us to maintain a minimum total funded debt to capitalization ratio of less than 65%.

Our bank back-up credit agreement contains customary covenants, including certain limitations on our ability to sell assets. The credit agreement also contains customary events of default, material inaccuracy of representations and warranties, covenant defaults, bankruptcy proceedings, certain judgments, ERISA defaults and change of control. At December 31, 2005, we were in compliance with all covenants.

G -- DERIVATIVE INSTRUMENTS

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

For the years ended December 31, 2005 and 2004 the amount of hedge ineffectiveness was immaterial. We did not exclude any components of derivative gains or losses from the assessment of hedge effectiveness.

H -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of certain of our recorded financial instruments at December 31 are as follows:

	2005		2004

Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Millions of Dollars)
Long-term debt including
current portion	$304.5	$317.1	$278.9	$298.5

The carrying value of cash and cash equivalents, net accounts receivable, accounts payable and short-term borrowings approximates fair value due to the short-term nature of these instruments. The fair value of our long-term debt, including the current portion of long-term debt, is estimated based upon quoted market value for the same or similar issues or upon the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the issuing company's bond rating and the present value of future cash flows. The fair values of gas commodity instruments are equal to their carrying values as of December 31, 2005.

I -- BENEFITS

Pensions and Other Post-retirement Benefits:   We participate in Wisconsin Energy's funded and unfunded noncontributory defined benefit pension plans that together cover substantially all of our employees. The plans provide defined benefits based upon years of service and final average salary.

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

Wisconsin Energy allocates the service cost component of pension costs to participating companies based on labor dollars. The assets, obligations and the components of SFAS 87 pension costs other than service cost (including the minimum pension liability) are allocated by Wisconsin Energy's actuary to each of the participating companies as if each participating company had its own plan. The disclosures below are based on an allocation to us of the amounts for Wisconsin Energy's benefit plans.

	Pension Benefits		Other-Post-retirement Benefits

	2005	2004	2005	2004

	(Millions of Dollars)
Change in Benefit Obligation
Benefit Obligation at January 1	$163.9	$148.2	$79.0	$72.9
Service cost	3.0	3.0	0.5	0.6
Interest cost	9.0	9.6	4.1	4.5
Plan amendments	0.5	-	(9.0)	0.6
Actuarial loss (gain)	1.1	11.2	(2.3)	4.8
Benefits paid	(9.4)	(8.1)	(4.6)	(4.4)

Benefit Obligation at December 31	$168.1	$163.9	$67.7	$79.0

Change in Plan Assets
Fair Value at January 1	$237.0	$221.3	$76.2	$71.1
Actual earnings on plan assets	15.9	23.2	3.4	6.0
Employer contributions	0.7	0.6	2.8	3.5
Benefits paid	(9.4)	(8.1)	(4.6)	(4.4)

Fair Value at December 31	$244.2	$237.0	$77.8	$76.2

Funded Status of Plans
Funded status at December 31	$76.1	$73.0	$10.1	($2.8)
Net actuarial loss	135.7	131.2	30.8	31.7
Prior service cost	0.1	(0.4)	(2.9)	6.6
Net transition (asset) obligation	-	-	17.3	20.1

Net Asset (Accrued Benefit Cost)	$211.9	$203.8	$55.3	$55.6

Amounts recognized in the Balance
Sheet consist of:
Prepaid pension costs	$217.9	$209.7	$ -	$ -
Other deferred charges	-	-	53.2	51.3
Other long-term liabilities	(9.2)	(8.5)	(15.2)	(15.8)
Regulatory assets (See Note D)	3.2	2.6	17.3	20.1

Net amount recognized at end of year	$211.9	$203.8	$55.3	$55.6

The accumulated benefit obligation for all of our defined benefit plans was $162.6 million and $163.6 million at December 31, 2005 and 2004, respectively.

Information for pension plans with an accumulated benefit obligation in excess of the fair value of assets is as follows:

	2005	2004

	(Millions of Dollars)

Projected benefit obligation	$9.2	$8.5
Accumulated benefit obligation	$9.2	$8.5
Fair value of plan assets	$ -	$ -

The components of net periodic pension and other post-retirement benefit costs are:

	Pension Benefits			Other Post-retirement Benefits

Benefit Plan Cost Components	2005	2004	2003	2005	2004	2003

	(Millions of Dollars)
Net Periodic Benefit Cost (Income)
Service cost	$3.0	$3.0	$3.1	$0.5	$0.6	$0.4
Interest cost	9.0	9.6	9.3	4.1	4.5	4.5
Expected return on plan assets	(21.9)	(22.1)	(22.4)	(6.4)	(6.1)	(5.0)
Amortization of:
Prior service cost	(0.1)	(0.1)	(0.1)	0.5	0.7	0.6
Actuarial loss	2.4	1.7	0.3	1.6	1.4	1.9

Net Periodic Benefit (Income) Cost	($7.6)	($7.9)	($9.8)	$0.3	$1.1	$2.4

Weighted-Average assumptions used to
determine benefit obligations at Dec 31
Discount rate	5.50%	5.75%	6.25%	5.50%	5.75%	6.25%
Rate of compensation increase	4.5 to	4.5 to	4.5 to	4.5 to	4.5 to	4.5 to
	5.0	5.0	5.0	5.0	5.0	5.0
Weighted-Average assumptions used to
determine net cost for year ended Dec 31
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Expected return on plan assets	9.0	9.0	9.0	9.0	9.0	9.0
Rate of compensation increase	4.5 to	4.5 to	4.5 to	4.5 to	4.5 to	4.5 to
	5.0	5.0	5.0	50	5.0	5.0
Assumed health care cost trend rates at Dec 31
Health care cost trend rate assumed for
next year				10	10	10
Rate that the cost trend rate gradually
declines to				5	5	5
Year that the rate reaches the rate it is
assumed to remain at				2011	2010	2009

The expected long-term rate of return on plan assets was 9% in 2005 and 2004. In 2006, the expected rate of return on plan assets will be 8.5%, which is expected to increase pension expense by approximately $1.3 million. This return expectation on plan assets was determined by reviewing actual pension historical returns as well as calculating expected total trust returns using the weighted average of long-term market returns for each of the asset categories utilized in the pension fund.

Other Post-retirement Benefits Plans:   We use Employees' Benefit Trusts to fund a major portion of other post-retirement benefits. The majority of the trusts' assets are mutual funds or commingled indexed funds.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

	(Millions of Dollars)
Effect on
Post-retirement benefit obligation	$1.7	($1.6)
Total of service and interest cost components	$0.1	($0.1)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. The Act introduced a prescription drug benefit program under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. In 2004, the FASB issued FASB Staff Position (FSP) SFAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

In 2004, in accordance with FSP 106-2, we chose to recognize the effects of the Act retroactively effective January 1, 2004. Calculated actuarially, the Act resulted in a reduction of $3.5 million in our benefit obligation. In addition, we recorded a reduction to SFAS 106 expense of $0.5 million in 2004. In January 2005, the Centers for Medicare & Medicaid Services released final regulations to implement the new prescription drug benefit under Part D of Medicare. It was determined that the employer sponsored plans meet these regulations and that the previously determined actuarial measurements do not need to be revised.

In October 2005, we announced that we were offering to our retirees a Medicare Advantage program as an option within our existing post-retirement medical and drug plans. The Medicare Advantage program is part of the Act, and offers post-65 medical and drug benefits through private insurance carriers. The Medicare Advantage program is expected to reduce the cost of post-65 medical and drug costs for our retirees and the Company. Due to this change, we remeasured the fair value of our other post-retirement plans in the fourth quarter of 2005 in accordance with SFAS 106, Employers' Accounting for Post-Retirement Benefits Other than Pensions. In 2005, the impact of this remeasurement and the FSP 106-2 benefit was approximately a $0.3 million reduction to SFAS 106 expense.

Plan Assets:   In our opinion, current pension trust assets and amounts, which are expected to be paid to the trusts in the future, will be adequate to meet pension payment obligations to current and future retirees. Our pension plan asset allocation at December 31, 2005 and 2004, and our target allocation for 2006, by asset category are as follows:

Asset Category	Target Allocation	Actual Allocation

	2006	2005	2004

Equity Securities	65%	65%	73%
Debt Securities	35%	35%	27%

Total	100%	100%	100%

Wisconsin Energy Corporation's common stock is not included in equity securities. Investment managers are specifically prohibited from investing in our securities or any affiliate of ours except if part of a commingled fund.

The target asset allocation was established by an Investment Trust Policy Committee, which oversees investment matters related to all of our funded benefit plans. Asset allocation is monitored by the Investment Trust Policy Committee.

Our other post-retirement benefit plans asset allocation at December 31, 2005 and 2004, and our target allocation for 2006, by asset category are as follows:

	Target Allocation	Actual Allocation

Asset Category	2006	2005	2004

Equity Securities	59%	59%	60%
Debt Securities	39%	39%	38%
Other	2%	2%	2%

Total	100%	100%	100%

Wisconsin Energy Corporation's common stock is not included in equity securities. Investment managers are specifically prohibited from investing in our securities or any affiliate of ours except if part of a commingled fund.

The target asset allocation was established by an Investment Trust Policy Committee, which oversees investment matters related to all of our funded benefit plans. Asset allocation is monitored by the Investment Trust Policy Committee.

Cash flows:

Employer Contributions	Pension Benefits	Other Post-Retirement Benefits

	(Millions of Dollars)
2003	$0.6	$3.3
2004	$0.6	$3.5
2005	$0.7	$2.8

Of the $0.7 million expected to be contributed to fund pension benefit plans in 2006, none will be for our qualified plans since there is no minimum required by law.

The entire contribution to the other post-retirement benefit plans during 2005 was discretionary, as the plans are not subject to any minimum regulatory funding requirements.

The following table identifies our expected payments over the next 10 years.

Year	Pension	Gross Other Post Employment Benefits	Expected Medicare Part D Subsidy

	(Millions of Dollars)

2006	$7.7	$8.3	($0.3)
2007	$7.8	$7.4	($0.2)
2008	$8.4	$6.8	($0.1)
2009	$9.3	$5.0	-
2010	$10.6	$4.4	-
2011-2015	$65.8	$23.1	-

Savings Plans:   We participate in a savings plan, sponsored by Wisconsin Energy, which allow employees to contribute a portion of their pre-tax and/or after tax-income in accordance with plan-specified guidelines. Under these plans, we expensed matching contributions of $1.0 million, $1.2 million and $1.1 million during 2005, 2004 and 2003, respectively.

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

Approximately 50 employees received severance benefits during 2004 and at December 31, 2005, substantially all of the severance related benefits were paid.

J -- POSTEMPLOYMENT BENEFITS

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. As of December 31, 2005, we have recorded an estimated liability, based on an accrual analysis, of $4.4 million.

K -- RELATED PARTIES

Guardian Pipeline:   Wisconsin Energy has a one third ownership interest in Guardian Pipeline, L.L.C., an interstate natural gas pipeline. Together with Wisconsin Electric, we have committed to purchase 650,000 dekatherms (approximately 87% of the pipeline's total capacity) per day of capacity on the pipeline over a long-term contract that expires in December 2012. During 2005, 2004 and 2003 we paid Guardian Pipeline $22.0 million, $22.2 million and $30.6 million, respectively, under the terms of the transportation agreement.

Other:   Managerial, financial, accounting, legal, data processing and other services may be rendered between associated companies and are billed in accordance with service agreements approved by the PSCW. During 2005, 2004 and 2003, Wisconsin Energy and Wisconsin Electric allocated certain administrative and operating expenses to us using an allocation method approved by the PSCW. The table below shows the amounts allocated from Wisconsin Energy and Wisconsin Electric to us.

	2005	2004	2003

	(Millions of Dollars)

Wisconsin Energy	$1.7	$1.3	$1.3
Wisconsin Electric	$48.8	$50.4	$42.4

At December 31, 2005 and 2004, our balance sheet included amounts payable to Guardian Pipeline of $2.0 million.

L -- COMMITMENTS AND CONTINGENCIES

Gas Supply:   We have agreements for firm pipeline and storage capacity that expire at various dates through 2016. As of December 31, 2005, the aggregate amount of required payments under such agreements totaled approximately $333.7 million, with required payments of $90.2 million in 2006, $155.6 million for 2007 through 2009, and $87.9 million thereafter. The purchased gas adjustment provisions of our rate schedules permit the recovery of gas costs, including payments for firm pipeline and storage capacity, from our customers subject to our gas cost recovery mechanism.

Transportation costs billed to us are being recovered from customers under the purchased gas provisions within our rate schedules.

Environmental Matters:   We periodically review our exposure for remediation costs as evidence becomes available indicating that our remediation liability has changed. Given current information, including the following, we believe that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to our financial position or results of operations.

We have a program of comprehensive environmental remediation planning for former manufactured gas plant sites. We perform ongoing assessments of manufactured gas plant sites and related disposal sites used by us, as discussed below. We are working with the Wisconsin Department of Natural Resources in our investigation and remediation planning. At this time, we cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:   We have identified four sites at which we or a predecessor company historically owned or operated a manufactured gas plant. We have substantially completed planned remediation activities at one of the sites. Remediation at additional sites is currently being performed, and other sites are being investigated or monitored. Based upon ongoing analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $10-$20 million over the next ten years based upon ongoing analysis. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of December 31, 2005, we have established reserves of $13.5 million related to future remediation costs.

The PSCW has allowed Wisconsin utilities, including us, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

M -- MEMBER'S EQUITY

In connection with Wisconsin Energy's sale of WICOR, Inc. and its manufacturing subsidiaries, WICOR, Inc, transferred its ownership interest in us to Wisconsin Energy in 2004 which resulted in us becoming a direct wholly-owned subsidiary of Wisconsin Energy. Prior to us becoming a direct wholly-owned subsidiary of Wisconsin Energy, we converted from a Wisconsin corporation to a Wisconsin limited liability company with Wisconsin Energy as our sole member. Our ownership interest, formerly held by WICOR, Inc., was transferred to Wisconsin Energy in exchange for some of the issued and outstanding common shares of WICOR, Inc. held by Wisconsin Energy. As a result of this stock redemption and Wisconsin Energy's payment of the income tax liability associated with the new valuation of our assets, our capitalization now reflects the impact of an equity contribution from Wisconsin Energy. The amount of the equity contribution of $106.1 million was based on the future tax benefits arising from the change in tax basis of our assets based on the new valuation. Accordingly, we also adjusted deferred taxes by $106.1 million based on the new tax basis of our assets.

Prior to changing to a limited liability company in July 2004, we were organized as a C-corporation. As a
C-corporation, our equity at December 31, 2003 consisted of the following amounts, in millions:

2003

Common stock	$ -
Other paid-in-capital	677.2
Retained earnings deficit	(206.9)
Accumulated other comprehensive income	0.2

Total Common Equity	$ 470.5

Restrictions:   Our January 2006 rate order from the PSCW requires us to maintain a capital structure (i.e., the percentage by which each of common equity and debt constitute the total capital invested in the utility), which has a regulated common equity ratio range of between 48.5% and 53.5%. Regulated common equity is approximately $216 million less than GAAP equity due to purchase accounting and other factors. Previously in a June 2004 decision, the PSCW determined that we must obtain specific approval to pay dividends that exceed normal levels as long as any tax issue or appeals related to the sale of Wisconsin Energy's manufacturing business and/or the conversion of Wisconsin Gas to a limited liability company remain outstanding. The PSCW may modify such provisions by a future order.

See Note F for discussion of certain financial covenants related to our bank back-up credit agreements.

We do not believe that these restrictions will materially affect our operations in the foreseeable future.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Wisconsin Gas LLC:

     We have audited the accompanying balance sheets and statements of capitalization of Wisconsin Gas LLC (formerly Wisconsin Gas Company) as of December 31, 2005 and 2004, and the related statements of income, member's equity and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Wisconsin Gas LLC at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Milwaukee, Wisconsin
February 27, 2006

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2005, management implemented federal and state tax software that increased the functionally of ongoing tax estimates and enabled more frequent and reliable analyses of federal and state income tax balances. Apart from this change, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Deloitte & Touche LLP has served as our independent auditors for the fiscal years ended December 31, 2005, 2004 and 2003. They have been selected by the Audit and Oversight Committee as our independent auditors for the fiscal year ending December 31, 2006, subject to ratification by the stockholders of Wisconsin Energy Corporation.

Pre-Approval Policy: The Audit and Oversight Committee has a formal policy delineating its responsibilities for reviewing and approving, in advance, all audit, audit-related, tax and other services of the independent auditors. The Committee is committed to ensuring the independence of the auditors, both in appearance as well as in fact.

Under the pre-approval policy, before engagement of the independent auditors for the next year's audit, the independent auditors will submit a detailed description of services anticipated to be rendered for the Committee to approve. Annual pre-approval will be deemed effective for a period of twelve months from the date of pre-approval, unless the Committee specifically provides for a different period. A fee level will be established for all permissible non-audit services. Any proposed non-audit services exceeding this level will require additional approval by the Committee.

The Audit and Oversight Committee delegated pre-approval authority to the Committee's chair. The Committee Chair will report any pre-approval decisions at the next scheduled Committee meeting. Under the pre-approval policy, the Committee will not delegate to management its responsibilities to pre-approve services performed by the independent auditors.

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

Fee Table: The following table shows the fees for professional audit services provided by Deloitte & Touche LLP for the audit of our annual financial statements for fiscal years 2005 and 2004 and fees for other services rendered during those periods. No fees were paid to Deloitte & Touche LLP pursuant to the "de minimus" exception to the pre-approval policy permitted under the Securities and Exchange Act of 1934, as amended.

	2005	2004

Audit Fees (1)	$361,006	$363,991
Audit-Related Fees (2)	2,079	18,276
Tax Fees (3)	15,568	4,160
All Other Fees (4)	653	--

Total	$379,306	$386,427

(1) Audit fees consist of fees for professional services rendered in connection with the audit of our annual financial statements, review of financial statements included in our Form 10-Q filings and services normally provided in connection with statutory and regulatory filings or engagements.

(2) Audit-related fees consist of fees for professional services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services primarily include consultations regarding implementation of accounting standards. In 2004, audit-related fees also include fees for professional services rendered for benefit plan audits. Beginning in 2005, Deloitte & Touche LLP no longer audits our benefit plans.

(3) Tax fees consist of fees for professional services rendered with respect to federal and state tax compliance, tax advice and tax planning. This includes preparation of tax returns, claims for refunds, payment planning and tax law interpretation. Deloitte & Touche LLP did not provide any tax strategy consulting in 2005 or 2004.

(4) All other fees consist of costs for certain employees to attend an accounting / tax seminar hosted by Deloitte & Touche LLP in 2005. Deloitte & Touche LLP did not provide any services in 2004 that should be reported in this category.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1.	FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDED IN PART II OF THIS REPORT

Income Statements for the three years ended December 31, 2005.

Balance Sheets at December 31, 2005 and 2004.

Statements of Cash Flows for the three years ended December 31, 2005.

Statements of Capitalization at December 31, 2005 and 2004.

Statements of Member's Equity for the three years ended December 31, 2005.

Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm.

2.	FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS REPORT

Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2005. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	EXHIBITS AND EXHIBIT INDEX

See the Exhibit Index included as the last part of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by two asterisks (**) following the description of the exhibit.

SCHEDULE II -	VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of the Period	Expense	Deferral	Net Write-offs	Balance at End of the Period

	(Millions of Dollars)
December 31, 2005	$16.7	$12.4	$7.6	($20.5)	$16.2
December 31, 2004	$21.3	$9.1	$9.5	($23.2)	$16.7
December 31, 2003	$19.5	$15.1	$4.6	($17.9)	$21.3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WISCONSIN GAS LLC

By	/s/GALE E. KLAPPA
Date: March 7, 2006	Gale E. Klappa, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/GALE E. KLAPPA	March 7, 2006
Gale E. Klappa, Chairman of the Board, President and Chief Executive Officer and Director -- Principal Executive Officer

/s/ALLEN L. LEVERETT	March 7, 2006
Allen L. Leverett, Executive Vice President and Chief Financial Officer -- Principal Financial Officer

/s/STEPHEN P. DICKSON	March 7, 2006
Stephen P. Dickson, Vice President and Controller -- Principal Accounting Officer

/s/JOHN F. AHEARNE	March 7, 2006
John F. Ahearne, Director

/s/JOHN F. BERGSTROM	March 7, 2006
John F. Bergstrom, Director

/s/BARBARA L. BOWLES	March 7, 2006
Barbara L. Bowles, Director

/s/ROBERT A. CORNOG	March 7, 2006
Robert A. Cornog, Director

/s/CURT S. CULVER	March 7, 2006
Curt S. Culver, Director

/s/THOMAS J. FISCHER	March 7, 2006
Thomas J. Fischer, Director

/s/ULICE PAYNE, JR.	March 7, 2006
Ulice Payne, Jr., Director

/s/FREDERICK P. STRATTON, JR.	March 7, 2006
Frederick P. Stratton, Jr., Director

/s/GEORGE E. WARDEBERG	March 7, 2006
George E. Wardeberg, Director

WISCONSIN GAS LLC
(Commission File No. 001-07530)

EXHIBIT INDEX
to
Annual Report on Form 10-K
For the year ended December 31, 2005

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to Wisconsin Gas LLC. (An asterisk (*) indicates incorporation by reference pursuant to Exchange Act Rule 12b-32.)

Number	Exhibit

3	Articles of Incorporation and Bylaws

	3.1*	Articles of Organization of Wisconsin Gas LLC, effective as of July 28, 2004. (Exhibit 3.1 to Wisconsin Gas Company's 07/28/04 Form 8-K.)

	3.2*	Amended and Restated Limited Liability Company Operating Agreement of Wisconsin Gas LLC, dated March 1, 2005. (Exhibit 3.2 to Wisconsin Gas LLC's 12/31/04 Form 10-K.)

4	Instruments defining the rights of security holders, including indentures

4.1*

Indenture, dated as of September 1, 1990 (the "1990 Indenture"), between Wisconsin Gas Company and Firstar Bank Milwaukee, N.A., Trustee. (Exhibit 4.11 to Wisconsin Gas Company's Form S-3 Registration Statement No. 33-36639.)

	4.2*	Officers' Certificate, dated as of September 15, 1993, setting forth the terms of Wisconsin Gas Company's 6.60% Debentures due 2013. (Exhibit 4.1 to Wisconsin Gas Company's 09/15/93 Form 8-K.)

	4.3*	Officers' Certificate, dated as of January 21, 1999, setting forth the terms of Wisconsin Gas Company's 5.5% Notes due 2009. (Exhibit 4 to Wisconsin Gas Company's 01/15/99 Form 8-K.)

	4.4*	First Supplemental Indenture of Wisconsin Gas Company to the 1990 Indenture, dated as of March 22, 2004. (Exhibit 4.5 to Wisconsin Gas Company's 12/31/03 Form 10-K.)

4.5*

Indenture for Debt Securities of Wisconsin Gas Company (the "Wisconsin Gas Company Indenture"), dated as of December 1, 2003. (Exhibit 4.1 filed with Post-Effective Amendment No. 1 to Wisconsin Gas Company's Registration Statement on Form S-3 (File No. 333-107694), filed December 10, 2003.)

4.6*

Securities Resolution No. 1 of Wisconsin Gas Company under the Wisconsin Gas Company Indenture, dated as of December 3, 2003. (Exhibit 4.2 filed with Post-Effective Amendment No. 1 to Wisconsin Gas Company's Registration Statement on Form S-3 (File No. 333-107694), filed December 10, 2003.)

	4.7*	First Supplemental Indenture of Wisconsin Gas Company to the Wisconsin Gas Company Indenture, dated as of March 22, 2004. (Exhibit 4.8 to Wisconsin Gas Company's 12/31/03 Form 10-K.)

Number	Exhibit

	4.8*	Securities Resolution No. 2 of Wisconsin Gas LLC under the Wisconsin Gas Company Indenture, dated as of November 15, 2005. (Exhibit 4.1 to Wisconsin Gas LLC's 11/15/05 Form 8-K.)

10	Material Contracts

10.1*

Agreement and Plan of Merger, dated as of June 27, 1999, as amended as of September 9, 1999, by and among Wisconsin Energy Corporation, WICOR, Inc. and CEW Acquisition, Inc. (Appendix A to the joint proxy statement/prospectus dated September 10, 1999, included in Wisconsin Energy Corporation's Registration on Form S-4 filed on September 9, 1999, File No. 333-86827 (the "Form S-4").)

	10.2*	Amendment to Agreement and Plan of Merger dated as of September 9, 1999. (Exhibit 2.2 to Wisconsin Energy Corporation's Form S-4.)

	10.3*	Second Amendment to Agreement and Plan of Merger dated as of April 26, 2000. (Exhibit 2.3 to Wisconsin Energy Corporation's 4/26/00 Form 8-K (File No. 001-09057).)

10.4*

Credit Agreement, dated as of June 23, 2004, among Wisconsin Gas Company, as Borrower, the Lenders identified therein, Citibank, N.A., as Administrative Agent, and U.S. Bank National Association, as Fronting Bank. (Exhibit 10.4 to Wisconsin Energy Corporation's 12/31/04 Form 10-K (File No. 001-09057).)

	10.5*	Service Agreement, dated April 25, 2000 between Wisconsin Electric Power Company and Wisconsin Gas Company. (Exhibit 10.32 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)

10.6*

Affiliated Interest Agreement (Service Agreement), dated December 12, 2002, by and among Wisconsin Energy Corporation and its affiliates. (Exhibit 10.14 to Wisconsin Energy Corporation's 12/31/02 Form 10-K (File No. 001-09057).)

Note:  Two asterisk (**) identify management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K. Certain compensatory plans, contracts or arrangements in which directors or executive officers of Wisconsin Gas LLC participate are not filed as Wisconsin Gas LLC exhibits in reliance on the exclusion in Item 601(b)(10)(iii)(C)(6) of Regulation S-K. Wisconsin Gas LLC is a wholly-owned subsidiary of Wisconsin Energy Corporation, Commission File No. 001-09057, and such compensatory plans, contracts or arrangements are filed as exhibits to Wisconsin Energy Corporation's periodic reports under the Securities Exchange Act of 1934.

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